Form 10-K
period 1993-12-31
INVG MORTGAGE SECURITIES CORP /DE/
filed 1994-04-27
CIK 792014

18
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


[X]    Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended:  December 31, 1993
                                    OR
[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file number:  0-14447

                      INVG MORTGAGE SECURITIES CORP.
          (Exact name of registrant as specified in its charter)

             Maryland                             13-3397560
     (State of incorporation)        (I.R.S. Employer Identification No.)

     Meadow Wood Crown Plaza
 1575 Delucchi Lane, Suite 115-20
           Reno, Nevada                             89502
(Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:  (702) 828-5405

     Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock Par Value $.01 per share

                   -------------------------------------

Indicate by check mark whether the Resistrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes   X     No
    -----      -----

On April 15, 1994, the Registrant had outstanding 640,275 shares of Common Stock. At April 15, 1994, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $6,402,750.

                    Documents Incorporated by Reference

                                   None

                                  PART I

Item 1.  Business.
                               Introduction

     INVG Mortgage Securities Corp. (the "Company") is a corporation organized under the laws of the State of Maryland on March 26, 1986. The Company's principal executive offices are located at Meadow Wood Crown Plaza, 1575 Delucchi Lane, Suite 115-20, Reno, Nevada 89502. Its telephone number is (702) 828-5405.

     The Company holds all of the outstanding common stock of Investors GNMA Mortgage-Backed Securities Trust, Inc. ("Investors GNMA"), and INVG Government Securities Corp. ("INVG Government"). The Company, directly or through its subsidiaries, has historically generated revenues primarily from Collateralized Mortgage Obligation ("CMO") investments whereby the company was engaged in the business of acquiring modified mortgage-backed pass through certificates ("GNMA Certificates") and then issuing and selling bonds (Bonds) backed by the GNMA Certificates. These investments in CMO issuances give the Company the right to the excess cashflows and earnings on the GNMA Certificates over the expenses required on the the Bonds ("CMO Issuance Investments"). The Company has also invested in other similar mortgage related investments wherein the Company has the right to receive the cashflows of a CMO bond offering after debt service payments are made, such as CMO Mortgage Derivative Investments and REMIC Mortgage Derivative Investments, ("Mortgage Derivative Investments").

     The Company and its subsidiaries are qualified as real estate investment trusts under the Internal Revenue Code of 1986 as amended (the "Code"). The Company intends to operate in a manner so as to continue to qualify for the tax benefits accorded by Sections 856 to 860 of the Code and thereby not be subject to federal income tax at the corporate level. There can be no assurance, however, that the Company will be able to do so. Among the conditions that the Company must satisfy to obtain such benefits is the requirement that the Company distribute to its shareholders an amount equal to substantially all of its taxable income. See "Federal Income Tax Consequences - Federal Income Taxation of a REIT."

     Investors GNMA issued $500,000,000 aggregate principal amount of its GNMA-Backed Sequential Pay Bonds Series 1983-1 (the "Series 1983-1 Bonds") on October 25, 1983; $500,000,000 aggregate principal amount of its GNMA-Backed Sequential Pay Bonds, Series 1984-1 (the "Series 1984-1 Bonds") on January 30, 1984; $300,000,000 aggregate principal amount of its GNMA-Backed Sequential Pay Bonds, Series 1984-2 (the "Series 1984-2 Bonds") on April 30, 1984; $250,000,000 aggregate principal amount of its GNMA-Backed Sequential Pay Bonds, Series 1984-3 (the "Series 1984-3 Bonds") on June 29, 1984; $500,000,000 aggregate principal amount of its GNMA-Backed Sequential Pay Bonds, Series 1984-4 (the "Series 1984-4 Bonds") on October 30, 1984 and $300,000,000 aggregate principal amount of its GNMA-Backed Sequential Pay Bonds, Series 1984-5 (The "Series 1984-5 Bonds") on December 27, 1984. No Bonds have been issued by Investors GNMA since December 1984. The Series 1984-5 Bonds were redeemed on May 26, 1992, the Series 1984-1 Bonds were redeemed on January 25, 1993 and the Series 1983-1 Bonds were redeemed on February 25, 1993. (See "Bond Redemptions".) The Company is currently exploring the feasibility of redeeming the remaining three Bond Series.

     INVG Government was organized by the Company in May 1986. On December 30, 1986, INVG Government commenced operations by issuing $200,369,000 principal amount of its Collateralized Mortgage Obligations, Series A (the "Series A Bonds"). The issuance of the Series A Bonds was financed, in part, by the issuance of 115,000 shares of Series A Participating Preferred Stock (the "Series A Preferred Stock") by the Company to certain institutional investors including one or more pension plans for which Robert E. Greeley, a director of the Company, was investment manager, and including the Boston Safe Deposit and Trust Company, a subsidiary of Shearson Lehman Brothers Inc., for a purchase price of $100 per share. Holders of the Series A Preferred Stock were entitled to receive during 1990, 1989, 1988 and 1987 in the form of dividends or redemption payments 80.01% of the "Series A Net Cash Flow" (as defined in the terms governing the Series A Preferred Stock). The Company made a capital contribution to INVG Government of the full amount of the proceeds received by the Company from the sale of the Series A Preferred Stock. INVG Government used such funds to purchase GNMA Certificates to use as collateral for the Series A Bonds. No Bonds have been issued by INVG Government since December 1986. The Series A Bonds were redeemed on February 1, 1994..

     During the fourth quarter of 1990 the Company repurchased all of the shares of the Company's Series A Preferred Stock from the preferred shareholders. This was done in order to give management discretion for the possibility of restructuring the assets. The Company paid $1,232,375 (including expenses) in cash and issued a note with a face value of $1,158,375 in connection with the purchase of the Series A Preferred Stock
which had a redemption value of $8,090,400.   The note had an interest rate
equal to the prime rate plus 2% per annum. The note was redeemed at face value in November, 1991. While the Board of Directors cancelled all issued shares of the Series A Preferred Stock on January 15, 1991, the transaction was reflected in the Company's financial statements as of December 31, 1990.

     The Series 1983-1 Bonds, the Series 1984-1 Bonds, the Series 1984-2 Bonds, the Series 1984-3 Bonds, the Series 1984-4 Bonds, the Series 1984-5 Bonds and the Series A Bonds are hereinafter collectively referred to as the "Issued Bonds." All of the Issued Bonds, to the extent still outstanding, are collateralized by GNMA Certificates.

Future Prospects
- ----------------
     The Company's Net Interest Margin continues to decline through the process of repayments and prepayments on the mortgages underlying the Company's assets as well as from the redemption of Bond Series. The dramatic decrease in long term interest rates throughout 1992 and 1993 has accelerated the rate of prepayments. Additionally, the Company's asset pool is depleted by normal business expenses and the payment of dividends. The Company has been reinvesting its excess cash flows in Mortgage Derivative Investments which include CMO Residuals and REMIC Residual bonds. To the extent the Company continues to have cash in excess of that required for expenses and dividends, the Company intends to continue to reinvest that excess cash in Mortgage Derivative Investments in order to generate income for distribution to stockholders.

Advisory Agreement
- ------------------
     The principal operating expenses of the Company have been advisory fees for legal, accounting, management and administrative services with respect to the operation of the Company and its subsidiaries. From February 1990 through December 1991, the Company had an advisory agreement with Fulcrum Financial Partners, Inc. ("Fulcrum") with respect to itself and each of its subsidiaries (the Company and its subsidiaries being hereinafter referred to as the "Companies"). As such advisor, Fulcrum was responsible for conducting the day-to-day operations of each of the Companies in connection with policy decisions made by its Board of Directors; and performing such services as were required for disbursing, collecting and investing cash proceeds of each of the Companies, preparing and delivering reports and filings required with respect to each of the Companies and other activities relating to the assets of each of the Companies. Fulcrum received a monthly fee of $15,000 for each month of the year 1991 for its services.

Administration Agreement
- ------------------------
     In December 1991, the Companies entered into a year to year Administration Agreement with TIS Asset Management, Inc. (the "Administrator") to perform corporate administrative services for the Companies. Under this agreement, the Administrator administers the day-to-day operations of the Companies and performs or supervises the performance of such other administrative functions as may be agreed upon by the Administrator and the Board of Directors of each Company, including the establishment and posting of books of original record with their attendant quarterly financial statements and maintenance of appropriate computer services to perform such administrative services. The Administrator prepares reports and forms as required to satisfy the continuous reporting and other requirements of any and all governmental bodies and agencies.
The Administrator serves as the Companies' consultant with respect to the formation of investment criteria and policy guidelines for recommendation to the Boards of Directors. Until December 31, 1992, pursuant to the Administration Agreement, the Administrator received a monthly fee of $14,500 and pays the employment expenses of its personnel, computer expenses, rent and other office expenses and overhead. Effective January 1, 1993 this fee was increased to $16,000 per month.

     Pursuant to the Administration Agreement, the Administrator does not assume responsibility other than to render in good faith the services called for thereunder and is not responsible for any action of the Board of Directors of any of the Companies in following or declining to follow any advice or recommendation of the Administrator. The Administrator, its directors, officers, shareholders and employees are not liable to any Company, any Company's Shareholders or others, except by reason of acts constituting bad faith, willful misfeasance, gross negligence or reckless disregard of its duties. The Companies have agreed to indemnify the Administrator and its Affiliates, shareholders, directors, officers, and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever in respect of or arising from any acts or omissions performed or omitted by the Administrator in good faith and in accordance with the standard set forth in the Administration Agreement.

     The foregoing description of the Administration Agreement does not purport to be complete but is merely a summary of the material provisions thereof and is qualified in its entirety by reference to the Administration Agreement which is incorporated by reference in Exhibit 10.3 hereto.

Consulting Agreement
- --------------------
     At the Annual Meeting of Shareholders held on October 26, 1993, a consulting agreement with Page Mill Asset Management was ratified. Under this agreement, which is effective January 1, 1993, the Companies will pay Page Mill a monthly fee of $10,000 plus an incentive management fee. The incentive management fee, determined with respect to the Companies' performance each fiscal year is equal to 25% of the dollar amount, if any, by which the Companies' consolidated taxable income for such fiscal year, before payment of any incentive fee to Page Mill, net operating loss deductions arising from prior periods' losses and special Internal Revenue Code deductions pertaining to real estate investment trusts, plus certain other adjustments in accordance with generally accepted accounting principles, exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for such fiscal year. Under this agreement, the Company has recorded expense in the year ended December 31, 1993 of $120,000 and $774,000 for of the monthly and incentive management fees, respectively. Page Mill Asset Management is 100% owned by Robert E. Greeley, Chairman of the Board and President of the Company.

Other Expenses of the Companies
- -------------------------------
     Other operating expenses include annual fixed fees payable to the trustees (the "Trustees") under the Indentures under which the Bonds are issued. Such fees are calculated at a rate of 0.015% per annum of the Bonds outstanding, except for the trustee fees for the Series A Bonds, which are calculated at a rate of 0.02% per annum of the Series A Bonds outstanding. Only a portion of the trustee fees were accrued in 1993 as certain fees were overpaid in prior years. Annual aggregate legal and accounting fees approximated $150,000. Consulting fees for officers' services and administration approximated $312,000 plus the incentive management fee and annual fees paid to directors approximated $45,000. Other administrative costs of the Company approximates $120,000.

Taxable Income and Dividends
- ----------------------------
     The Companies have each elected to qualify for the tax benefits accorded by Sections 856 to 860 of the Code, and intend to operate in a manner so as to continue to qualify for such benefits in the future and thereby not be subject to federal income tax at the corporate level. There can be no assurance, however, that the Companies will be able to do so. Among the conditions that the Companies must satisfy to obtain such benefits is the requirement that such entities must distribute to their shareholders an amount equal to substantially all of their taxable income. See "Federal Income Tax Consequences - Federal Income Taxation of a REIT".

     The Company's subsidiary, Investors GNMA, commencing fiscal 1986, changed its method of accruing original issue discount on its Bonds for purposes of reporting taxable income. Due to the adoption of this new method of tax accounting and due to tax losses in recent years, Investors GNMA has net operating loss carryforwards at December 31, 1993 aggregating $14.0 million which may be applied against the taxable income of Investors GNMA in future years commencing in 1994. While Investors GNMA may make distributions to the Company and the Company in turn may make distributions to its shareholders, during the years in which taxable income may be offset by net operating losses and in years in which Investors GNMA or the Company have no taxable income, any distributions during those years will be subject to the discretion of the Board of Directors of such entities and will depend upon the operating capital requirements of the Companies.

     The taxable income of the Company principally is derived through its subsidiaries from: (1) the Net Interest Margin of the Company, plus non-cash income resulting from the amortization of market discount on the GNMA Certificates and less non-cash amortization of original issue discount on the Bonds, amortization of market premium on the GNMA Certificates and Bond issuance expenses, (2) interest received and earnings on other investments including Mortgage Derivative Investments, less (3) the operating expenses of the Company.

     The Company's funds available for distribution to its shareholders are primarily derived from: (1) the excess of interest received on the GNMA Certificates collateralizing the Bonds over the interest payments due on the Bonds (such excess constituting the "Interest Margin"); (2) the excess of funds received from selling GNMA Certificates over the costs associated with redeeming the Bonds, plus investment earnings on cash balances and less operating expenses (together with the "Interest Margin," the "Net Interest Margin"); or (3) interest received and earnings from other investments which include investments in Mortgage Derivative Investments such as CMO Residuals, REMIC residual bonds, and other mortgage related investments.

     If the taxable income of the Company of a subsidiary of the Company for any year exceeds its cash flow for such year, such subsidiary is required to distribute to its shareholder an amount substantially equal to such taxable income in order to preserve its status (and consequently the status of the Company) as a real estate investment trust and, therefore, may be required to distribute a portion of its working capital to its shareholders.

The Bond Offerings
- ------------------
     INVESTORS GNMA. Bonds issued by Investors GNMA are issued pursuant to an Indenture (the "Investors GNMA Indenture") dated as of September 1, 1983 between Investors GNMA and Chemical Bank, as trustee (the "Investors GNMA Trustee"), as supplemented by a supplemental indenture with respect to each series of Bonds. The Investors GNMA Indenture limits the amount of Bonds which can be issued thereunder to $5,000,000,000, and provides that Bonds of any series may be issued thereunder up to the aggregate principal amount authorized from time to time by the Company. The collateral pledged to collateralize each series of Bonds issued by Investors GNMA consists of (i) GNMA Certificates, together with the payments thereon, having the characteristics described below, and (ii) a P&I Account (as defined in the Investors GNMA Indenture) (the "Investors GNMA P&I Account"). The Delivery Date GNMA Principal Balance (as defined in the Investors GNMA Indenture) for each series of Bonds are not less than the aggregate principal amount of the Bonds of such series issued, the lowest pass-through rate on any GNMA Certificate securing any series of Bonds issued by Investors GNMA will equal or exceed the highest interest rate (the "Bond Interest Rate") on the Bonds of any Sequence (as defined below). The difference between the lowest pass-through rate and the highest Bond Interest Rate with respect to any series of Bonds is the "Investors GNMA Minimum Spread" for such series.

     Scheduled distributions of principal of, and interest on, the GNMA Certificates collateralizing a series are sufficient to pay accrued interest on the Bonds of such series and to amortize the entire principal amount of the Bonds of each sequence by their respective stated maturity date. The Mortgage Certificates for the Bonds of a particular series will collateralize only that series of Bonds.

     Each series of Bonds issued by Investors GNMA is issuable in sequences ("Sequences"). Each Sequence has its own Bond Interest Rate and stated maturity which is the date on which the Bonds of such Sequence will be fully paid assuming no prepayments of principal are received with respect to the GNMA Certificates securing the Bonds of such series (the "Stated Maturity"). The actual maturity of any Sequence could differ substantially from its Stated Maturity based upon actual prepayment experience of such GNMA Certificates and because certain of the underlying mortgages for a GNMA Certificate may have terms to maturity that are shorter than the stated maturity of such GNMA Certificate.

     All distributions of principal of, and interest on, the GNMA Certificates held on behalf of Investors GNMA will be remitted to the Investors GNMA Trustee who will deposit such funds in the Investors GNMA P&I Account for the related series of Bonds established under the Investors GNMA Indenture. Each series of Bonds will have a separate Investors GNMA P&I Account. All amounts on deposit in any Investors GNMA P&I Account representing distributions of principal of the GNMA Certificates will be applied on each monthly payment date (a "Monthly Payment Date") to pay principal on the then amortizing Sequence of the related series of Bonds. Each series of Bonds will mature by Sequence, and principal payments of succeeding Sequences will be made only after all Bonds of the immediately preceding Sequence have been paid in full. All amounts on deposit in any Investors GNMA P&I Account representing distributions of interest on the GNMA Certificates will be applied on each Monthly Payment Date to the extent necessary to pay interest on the aggregate principal balance of all the related Sequences of Bonds outstanding on the last day of the month preceding such Monthly Payment Date. All distributions received on the respective GNMA Certificates which are not required to pay principal of, and interest on, the related series of Bonds will be remitted monthly to Investors GNMA.

     The Indenture for Bonds issued by Investors GNMA provides that the Bonds are not redeemable at the option of Investors GNMA, except that the last maturing Sequence of any series of Bonds may be redeemed at the option of Investors GNMA, in whole but not in part, on any Monthly Payment Date, when the outstanding principal amount of such Sequence declines to 10% or less of the original principal amount of the Bonds of such Sequence at a redemption price equal to the outstanding principal amount thereof, together with interest accrued thereon.

     INVG GOVERNMENT. Bonds issued by INVG Government are issued pursuant to an Indenture (the "INVG Government Indenture") dated as of December 1, 1986 between INVG Government and Texas Commerce Bank National Association (the "INVG Government Trustee"), as amended, and as supplemented by supplemental indentures (each a "Series Supplement") with respect to each series of Bonds. The INVG Government Indenture does not limit the amount of Bonds which can be issued thereunder, and provides that Bonds of any series may be issued thereunder up to the aggregate principal amount that may be authorized from time to time by INVG Government.

     The collateral pledged to secure each series of Bonds issued by INVG Government may consist of (i) Mortgage Certificates together with the distributions of principal and interest thereon, (ii) a Collection Account (as defined in the INVG Government Indenture) (the "INVG Government Collection Account") and (iii) other reserve funds and accounts which may be required in order to obtain the desired investment rating on the Bonds (collectively, the "Collateral"). On the closing date for each series of Bonds, the value of the Collateral pledged to secure such Bonds (calculated in accordance with the methodology specified in the INVG Government Indenture) will not be less than the aggregate principal amount of such Bonds. Scheduled distributions of principal of and interest on the Mortgage Certificates collateralizing each series of Bonds are calculated to be sufficient to pay accrued interest on such Bonds and to amortize the entire principal amount of each class of such Bonds by its respective stated maturity date. The Collateral for the Bonds of a particular series will secure only that series.

     Each series of Bonds issued by INVG Government is issuable in Classes (the "Classes"). Each Class will have its own Bond Interest Rate, which may be a floating interest rate that is redetermined periodically according to a specified index, and its own Stated Maturity, which is the date on which the Bonds of such Class will be fully paid assuming no prepayments of principal are received on the Mortgage Certificates securing such series. Each series of Bonds will mature by Class, and principal payments on the various Classes of Bonds within each series will be made in the order specified in the Series Supplement. The actual maturity of any Class of Bonds could differ substantially from its Stated Maturity based upon the actual prepayment experience of the Mortgage Certificates and because certain of the underlying mortgage loans may have terms-to-maturity that are shorter than the Stated Maturity of the related Mortgage Certificate. No assurance can be given that the actual maturity and effective yield with respect to any Class of Bonds will be comparable to that experienced with respect to any other Class of Bonds within such series or within other series of Bonds issued by INVG Government or any of its affiliates.

     All distributions of principal of and interest on the Mortgage Certificates pledged to secure a series of Bonds will be remitted to the INVG Government Trustee who will deposit such funds in the INVG Government Collection Account for such series. Each series of Bonds will have a separate INVG Government Collection Account. All amounts on deposit in any INVG Government Collection Account representing distributions of principal of the Mortgage Certificates will be applied on each payment date ("Payment Date") for the related series of Bonds to pay principal on the then-amortizing Class of such series. Amounts on deposit in the INVG Government Collection Account representing distributions of interest on the Mortgage Certificates will be applied on each Payment Date, to the extent necessary to pay interest on the aggregate principal balance of the outstanding Bonds of such Series accrued as of the date prior to such Payment Date specified in the Series Supplement. All amounts remaining in the INVG Government Collection Account for a Series of Bonds which are not applied to the payment of principal of and interest on the Bonds of the related series and the INVG Government Trustee's operating expenses will be remitted to INVG Government.

     The INVG Government Indenture permits series of Bonds or Classes of Bonds within a series to be redeemed at the option of INVG Government upon the dates or under the circumstances specified in the related Series Supplement. The redemption price paid for such Bonds will be equal to their outstanding principal amount, together with accrued interest thereon to the date specified in the Series Supplement.

Bond Redemptions
- ----------------
     On May 4, 1992, following the consent of the holders of not less than a majority in principal amount of the outstanding bonds, the Board of Directors of the Company and the Trustee approved an amendment to the Indenture for Series 1984-5 GNMA-Backed Sequential pay bonds. This amendment related to the redemption provisions of the Indenture. On May 5, 1992, the Board of Directors resolved to effect a redemption of the Series 1984-5 Bonds and a notice was sent to all of the Bondholders to the effect that the Company, as issuer, was exercising its right of redemption in respect of the Series 1984-5 Bonds pursuant to the Section 11.01 of the Indenture. This redemption was scheduled for the next payment date of May 26, 1992. On May 22, 1992, Chemical Bank, acting as trustee under the indenture, sold the GNMA Certificates securing the Series 1984-5 Bonds, the proceeds of which were used to redeem the bonds on May 26, 1992. The gain to the Company from selling the mortgages was $7,476,302. After accounting for expenses of the transaction, including amortization of discount and deferred bond issuance costs, the extraordinary loss to the Company from the redemption of these bonds was $6,188,203. The net cash received by the Company on this transaction was $1,867,342.

     On August 24 and November 30, 1992 the Company purchased for $7,197,087 and $3,414,410, respectively, a portion of its Bond Series 1984-
1. These bonds had original face values of $8,000,000 and $5,000,000 and current face values of $5,273,152 and $3,035,032 on their respective purchase dates. The bonds were acquired with $1,754,364 of cash and the remaining $8,857,133 was financed under a reverse repurchase agreement.
The Company paid $548,604 principal on the reverse repurchase agreement in 1992, decreasing the outstanding balance to $8,308,529. At December 31, 1992 the interest rate on the reverse repurchase agreement was 5%. This debt is renewed on a month to month basis. For financial accounting purposes, the portion of Bond Series 1984-1 acquired was considered redeemed in 1992. This resulted in $3,387,807 in extraordinary losses from redemption of bonds, which is comprised of $2,303,313 from premium paid for the bonds; $387,272 in unamortized discount; $54,038 in unamortized deferred bond issuance costs and $643,183 in related bond redemption expenses.

     On December 9, 1992, the Company commenced a tender offer (the
"Offer") for all of its outstanding Series 1983-1 Bonds and Series 1984-1 Bonds and a solicitation of consents to amend the provisions of the related Indenture to permit the Company to redeem bonds of these Series not tendered pursuant to the Offer. On January 25, 1993, after giving consideration to the scheduled payments, the Company (i) purchased $46,926,150 aggregate principal amount of the Series 1984-1 Bonds tendered pursuant to the Offer for an aggregate purchase price and consent payment of 111.5%, plus accrued interest to the purchase date, or a total of $52,706,392, and (ii) redeemed the remaining $2,952,592 of Series 1984-1 Bonds for par plus accrued interest to the redemption date. On February
25, 1993, after giving consideration to the scheduled payments, the Company
(x) purchased $68,946,187 aggregate principal amount of its Series 1983-1 Bonds tendered pursuant to the Offer for an aggregate purchase price and consent payment of 113.5%, plus accrued interest to the purchase date, or a total of $78,787,507 and (y) redeemed the remaining $458,068 of Series 1983-1 Bonds for par plus accrued interest to the redemption date. . In 1993 the Company realized a gain of $25,954,618 from selling the GNMA Certificates securing the Series 1983-1 and Series 1984-1 Bonds. After accounting for expenses, including amortization of discounts, the Company realized an extraordinary loss of $24,190,531 from the retirement of the Series 1983-1 and Series 1984-1 Bonds. The net cash the Company received from this series of transactions was $963,542.

     On January 5, 1994 the Board of Directors of INVG Government
authorized an optional redemption of the Series A Bonds on February 1, 1994. On January 24, 1994 the GNMA Certificates securing the Series A Bonds were sold.
Issued Bonds
- ------------
     The following table sets forth certain information with respect to the Issued Bonds to the extent outstanding at December 31, 1993.

                                              Initial     Outstanding
                        GNMA         Bond    Principal     Principal     Average
       Bond          Certificate   Interest    Amount       Amount       Interest
     Sequence           Rate         Rate      (000)         (000)        Margin
     --------        -----------   --------               -----------    --------
Series 1984-2
- -------------
D                           8.00     7.875    $ 40,000        $ 19,162
E                           8.00     7.875     100,000         100,000
                            ----     -----    --------        --------
Total                       8.00%    7.875%   $140,000        $119,162     0.125%

Series 1984-3
- -------------
D                           9.00     9.000   $  60,000         $35,449
E                           9.00     8.875      50,000          50,000
                            ----     -----    --------        --------
Total                       9.00%    8.927%   $110,000         $85,449     0.073%

Series 1984-4
- -------------
F                          11.00%   10.875%   $100,000         $80,905     0.125%

Series A
- --------
A-3                  9.00 & 11.5%    9.000%    $61,000         $60,525     0.241%

Total - All
    Issued Bonds           9.200%    9.033%                   $346,041     0.167%

     As the table indicates, on December 31, 1993, the weighted average Interest
Margin of the Company was approximately 0.167% of the total outstanding principal amount of Issued Bonds of $346,041,000 as compared to 0.286% of the total outstanding principal amount of Issued Bonds of $587,089,000 at December 31, 1992.
The weighted average Interest Margin is derived by subtracting the weighted average
Bond Interest Rate from the weighted average GNMA Certificate rate for the series of Bonds listed on the preceeding table.

                        INVESTMENTS OF THE COMPANY
                        --------------------------

Investment Policies
- -------------------
     The Company's investment policies and other policies are determined by its Board of directors in accordance with the articles and bylaws of the Company. The objective of the company is to maximize earnings and cashflow for distribution to the shareholder through mortgage related investments.

     The Company, in its early years, invested in CMO Related Investments through issuance of its own Bonds. Over the last year, the Company has been reinvesting its cashflows from these CMO Related Investments in Mortgage Derivative Investments which are similar in earnings and cashflow nature to its original CMO Related Investments.

     At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances or changes in the Code (or in the regulations promulgated thereunder), the Company determines that it is no longer in the best interest of the Company to qualify as a REIT. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Company.

     The investment in Mortgage Derivative Investments and other investments may from time to time cause conflicts to occur between the articles of Investors GNMA and the Indenture under which Investors GNMA's Bonds were issued.

Government National Mortgage Association
- ----------------------------------------
     GNMA is a wholly owned corporate instrumentality of the United States within the United States Department of Housing and Urban Development (the "HUD"). Section 306 (g) of Title III of the National Housing Act of 1934, as amended (the "Housing Act"), authorized GNMA to guaranty the timely payment of the principal of, and interest on, certificates which are based on and backed by a pool of mortgage loans insured by the FHA under the Housing Act, or Title V of the Housing Act of 1949, or guaranteed by the United States Veterans Administration (the "VA") under the Servicemen's Readjustment Act of 1944, as amended or Chapter 37 of Title 38, United States Code or by other eligible mortgage loans.

     Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty under this subsection." In order to meet its obligations under such guarantees, GNMA is authorized, under Section 306(d) of the Housing Act, to borrow from the United States Treasury with no limitations as to amount.

GNMA Certificates
- -----------------
     Each GNMA Certificate is a "fully modified pass-through" mortgage-backed certificate issued under either the GNMA I or the GNMA II program (hereinafter described) and serviced by a mortgage banking company or other financial concern approved by GNMA as a seller-servicer of FHA Loans or VA loans. Although a GNMA certificate does not constitute a liability of, or evidence any right of recovery against, its issuer, the full and timely payment of principal of, and interest on, each GNMA Certificate is guaranteed by GNMA and such guaranty is backed by the full faith and credit of the United States. Each GNMA Certificate will evidence a fractional undivided interest in a pool of FHA Loans and VA Loans and provide for the payment to the registered holder of such GNMA Certificate of fixed monthly payments of principal and interest equal to the aggregate amount of the scheduled monthly principal and interest payments on each FHA or VA Loan, less a servicing and guaranty fee based on the outstanding principal of the FHA or VA Loans underlying the GNMA Certificate and liquidation proceeds in the event of a foreclosure or other disposition of any such FHA or VA Loans.

     GNMA approves the issuance of each GNMA Certificate in accordance with a guaranty agreement (the "Guaranty Agreement") between GNMA and each issuer-servicer of the GNMA Certificates. Pursuant to its Guaranty Agreement such issuer-servicer is required to advance its own funds in order to make timely payments of all amounts due on the GNMA Certificate even if the payments received by such issuer on the FHA Loans and VA Loans backing the GNMA Certificate are less than the amounts due thereon. The Guaranty Agreement provides that in the event of default by the issuer-servicer, including (i) a failure by the issuer-servicer to make a required payment in accordance with the terms and conditions of such Guaranty Agreement, (ii) an advance by GNMA pursuant to a request to GNMA by the issuer-servicer to make a payment of principal of, or interest on, the GNMA Certificates, or (iii) insolvency of the issuer-servicer, GNMA shall have the right, by letter to the issuer-servicer, to effect the complete extinguishment of the issuer-servicer's interest in the pool of FHA Loans and VA Loans backing the GNMA Certificates, and the FHA Loans and VA Loans shall become the absolute property of GNMA, subject only to the unsatisfied rights of the holders of the GNMA Certificates. In such event, the Guaranty Agreement provides that, on and after the time GNMA directs such a letter of extinguishment to the issuer-servicer, GNMA shall be the successor in all respects to the issuer-servicer in its capacity under the Guaranty Agreement, and shall be subject to all responsibilities, duties and liabilities theretofore placed on the issuer-servicer by the terms and provisions of the Guaranty Agreement. At any time thereafter, however, GNMA may enter into an agreement with any other eligible issuer of GNMA Certificates under which such issuer undertakes and agrees to assume all or any part of such responsibilities, duties and liabilities placed on the original issuer-servicer, provided that no such agreement shall detract from the responsibilities, duties and liabilities of GNMA as guarantor of the GNMA Certificates or otherwise adversely affect the rights of the holders thereof to principal and interest payments on the GNMA Certificates.

     The issuer of a GNMA Certificate expects that interest and principal payments on the FHA Loans and VA Loans backing each GNMA Certificate will be the source of funds for payments due on such GNMA Certificate. If the issuer is unable to make payments on the GNMA Certificates as they become due, it must promptly notify GNMA and request GNMA to make such payments. In the event no payment is made by the issuer and the issuer fails to notify GNMA and request GNMA to make such payment, the holder of the GNMA Certificate has recourse only against GNMA to obtain such payments. The Trustees, as registered holders of a GNMA Certificate, may proceed directly against GNMA under the terms of the Guaranty Agreement relating to such GNMA Certificate, for any amounts which are not paid when due.

GNMA Certificates Collateralizing the Bonds
- -------------------------------------------
     All of the GNMA Certificates collateralizing the Bonds are registered in the name of the respective Trustee. The Company will not add any GNMA Certificates to, or substitute other GNMA Certificates for, the original GNMA Certificates included in the collateral for each series of Bonds.

Other Collateral
- ----------------
     Although the Company or INVG Government may issue Bonds secured by collateral other than GNMA Certificates, no such Bonds have been issued.

                      FEDERAL INCOME TAX CONSEQUENCES
                      -------------------------------

     The Company intends to operate in a manner that will enable it to continue to qualify as a real estate investment trust (a "REIT") under the Code. The discussion below is not intended as a detailed discussion of all applicable Code provisions, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof.

     In general, if an entity desiring to qualify as a REIT (a "REIT Candidate") satisfies certain tests with respect to the nature of its income, assets, management, and share ownership, and the amount of its distributions, it will qualify as a REIT for federal income tax purposes. As a result, the REIT Candidate generally will not be subject to tax at the corporate level to the extent that it distributes its income to its shareholders. This treatment eliminates most of the "double taxation" (taxation at the corporate level and subsequently at the shareholder level when earnings are distributed) that typically results from the use of corporate investment vehicles. Such qualification, however, depends upon the ability of the Company to meet detailed factual and legal standards in future years.

Federal Income Taxation of a REIT
- ---------------------------------
     In any year in which a REIT Candidate qualifies as a REIT, and for which an election to be a real estate investment trust is in effect, it generally will not be subject to federal income tax on that portion of its REIT Taxable Income (as defined below) or capital gain that is distributed to its shareholders. Any such income that is not distributed, however, will be subject to tax at the regular corporate rates. A REIT, moreover, may be subject to special taxes on certain types of income, regardless of distributions to shareholders, and to the corporate minimum tax on certain items of tax preference. The Company, however, does not expect to have income of such types.

     As a REIT, the Company is required to use the calendar year both for tax purposes and financial reporting purposes. The taxable income of a REIT ("REIT Taxable Income") is generally computed as if it were an ordinary corporation, subject to certain adjustments. Due to the differences, however, between tax accounting rules and generally accepted accounting principles, the REIT Taxable Income of the Company may vary from net income for financial reporting purposes.

     GROSS INCOME AND ASSET TESTS. In order to qualify as a REIT, a REIT Candidate must satisfy, for each taxable year, various tests with respect to the nature of its gross income and its assets. The three principal income tests are the following:

     1. THE 75 PERCENT TEST. At least 75 percent of the gross income (excluding gross income from prohibited transactions) of a REIT Candidate for the taxable year must be derived from certain qualifying real estate related sources, including interest on obligations secured by mortgages on real property, gain from the sale or other disposition of interests in real property and real estate mortgages, dividends from other real estate investment trusts and commitment fees related to mortgage loans.

     2. THE 95 PERCENT TEST. In addition to meeting the 75 percent test, at least an additional 20 percent of the gross income of a REIT Candidate for the taxable year must be derived from the items of income that qualify under the 75 percent test, or from certain types of passive investments. Income attributable to dividends from companies other than REITs, interest on obligations not secured by real property, and gains from the sale or disposition of stock or other securities, other than stock or other securities held for sale to customers in the ordinary course of business, will constitute qualified income for purposes of this 95 percent test, but will be non-qualifying income for purposes of the 75 percent test.

     3. THE 30 PERCENT TEST. A REIT Candidate must also derive less than 30 percent of its gross income from the sale or other disposition of (i) real property or mortgage loans held for less than four years, other than certain foreclosure property or property involuntarily converted through destruction, condemnation or similar events, (ii) stock or securities held for less than one year, and (iii) property in any prohibited transaction (i.e., sale or other disposition of inventory or property held primarily for sale in the ordinary course of business that is not foreclosure property.

     In addition, at the end of each quarter of the taxable year of a REIT Candidate, at least 75 percent of the value of such REIT Candidate's assets must be real estate assets (including interests in real property, loans secured by mortgages on real property and shares of other REITS), cash and cash items (including receivables), and certain United States government securities. The balance of a REIT Candidate's assets may be invested without restriction, except that holdings of securities may not exceed 25% of the value of the REIT Candidate's total assets. Moreover, the securities of any one non-governmental issuer must not exceed 5 percent of the value of such REIT Candidate's assets or 10 percent of the outstanding voting securities of that issuer. The securities of another REIT will not be treated as a security of a non-governmental issuer for purposes of the 5 percent and 10 percent asset test.

     Since the gross income of the Company's subsidiaries will be derived principally from interest and gains with respect to GNMA Certificates and Mortgage Derivative Investments, and since their assets will consist principally of GNMA Certificates and certain United States government securities, such subsidiaries should satisfy the gross income and asset tests during each taxable year or relevant portion thereof. If the Company or either of its subsidiaries should inadvertently fail to meet the 75 percent or 95 percent income tests, loss of real estate investment trust status could be avoided if the relevant corporation pays a tax equal to 100 percent of any excess non-qualifying taxable income. There is no comparable safeguard that could protect against the failure of the Company or its subsidiaries to meet the 30 percent test.

     THE DISTRIBUTION TEST. The distribution test requires that a REIT distribute to its shareholders in each taxable year an amount equal to at least 95 percent of its REIT Taxable Income (computed before the dividends paid deduction and excluding any net capital gain), subject to various adjustments for income from certain foreclosure property, net losses from inventory type sales and certain penalty taxes. Generally, such distribution must be made in the taxable year, or in the following year if declared before the REIT timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. The undistributed amount remains subject to tax at the tax rate then otherwise applicable. If a REIT Candidate fails to meet the 95 percent distribution requirement as a result of an adjustment to its tax returns by the Internal Revenue Service (the "Service) a REIT Candidate may retroactively cure the failure by paying a deficiency dividend (plus a penalty and interest).

     Due to the nature of the income of the Company's subsidiaries from their assets and deductions in respect of their obligations, under certain circumstances the Company's subsidiaries may generate REIT Taxable Income in excess of cash flow. For example, the maturity and interest rates of the investments of the Company's subsidiaries are not likely to match the exact terms of the maturity and interest rates of the debt securities secured by such assets. Similarly, the Company's subsidiaries may recognize taxable market discount income realized upon the sale, retirement or other disposition of GNMA Certificates purchased at a discount from the stated redemption price at maturity; whereas the proceeds from such disposition may be used to make nondeductible principal payments on debt securities secured by such assets. Also, if the Company's subsidiaries' method of computing original issue discount (as discussed below) delayed its deductions, this could also result in REIT Taxable Income in excess of cash flow. The Company and its subsidiaries intend to monitor closely the interrelationship between REIT Taxable Income and cash flow. It is possible, although unlikely, that the Company and its subsidiaries may decide to terminate their REIT status as a result of any such cash shortfall.

     THE OWNERSHIP TEST. The share ownership test requires that the REIT Candidate's outstanding shares be held by a minimum of 100 persons for at least, approximately, 92 percent of the days in each taxable year and that no more than 50 percent in value of the shares be owned, actually or constructively, by five or fewer individuals at all times during the second half of each taxable year. For this purpose a pension fund and certain other types of tax-exempt entities are included within the meaning of the term "individual." To evidence compliance with these requirements, a REIT Candidate is required to maintain records that disclose the beneficial ownership of its outstanding shares. In fulfilling its obligation to maintain records, a REIT Candidate must demand written statements each year from the record holders of designated percentages of its shares, which would, inter alia, disclose the actual owners of such shares.
       ----- ----

Deduction of Bond Original Issue Discount
- -----------------------------------------
     The Company's subsidiaries' Bonds may have "original issue discount" for federal income tax purposes. The aggregate amount of original issue discount on a Bond, if any, will be the excess of its "stated redemption price at maturity" over its original issue price. The original issue price for a Bond of a particular Sequence is the initial offering price at which the Bonds in that Sequence are sold to the public. The Company's subsidiaries will deduct this original issue discount over the anticipated life of the Bond in computing its REIT Taxable Income.

     The Company will abide by recently issued Treasury regulations and other available guidance for purposes of computing original issue discount in connection with determining taxable income

     Original issue discount for federal income tax purposes is computed with respect to bonds, such as the Bonds, which are subject to acceleration due to prepayments on other debt obligations securing such Bonds, by taking into account the anticipated rate of prepayments assumed in pricing the Bonds (the "Prepayment Assumption"). The amount of original issue discount to be deducted by the Company's subsidiaries for an accrual period (generally the period between interest payments or compounding dates) is the excess of the sum of (a) the present value (discounted at the original yield to maturity of the Bond determined with reference to the Prepayment Assumption) of all payments remaining to be made on the Bond as of the close of such period and (b) the principal payments (or any payments made with respect to a bond that does not have qualified periodic interest payments) made during the accrual period, over the "adjusted issue price" of the Bond at the beginning of the accrual period. The adjusted issue price of a Bond is the sum of such Bond's issue price plus prior accruals of original issue discount less total prior payments of principal (or any payments made with respect to a bond that does not have qualified periodic interest payments). For purposes of the present value calculation above, the payments remaining to be made as of the end of the accrual period are determined (i) with regard to all events that have occurred before the close of such accrual period and (ii) assuming that the remaining payments will be made in accordance with the original Prepayment Assumption.

Failure to Qualify as a REIT
- ----------------------------
     If a REIT Candidate fails to qualify for taxation as a REIT in any taxable year, it will be subject to tax (including any applicable minimum tax) on its taxable income at regular corporate rates without any deduction for distributions to shareholders. Unless entitled to relief under specific Code provisions, a REIT Candidate will also be disqualified from treatment as a REIT for the following four taxable years. Failure to qualify for even one year could result in a REIT Candidate incurring substantial indebtedness in order to pay any resulting taxes, thus reducing the amount of cash available for distribution to shareholders.

Taxation of United States Shareholders
- --------------------------------------
     So long as a REIT Candidate qualifies for taxation as a REIT, distributions to shareholders out of current or accumulated earnings and profits will constitute dividends to the shareholders taxable as ordinary income (which will not be eligible for the dividends received deduction for corporations). In the event that a REIT Candidate's total distributions for a taxable year exceed its current and accumulated earnings and profits, a portion of each distribution will be treated first as a return of capital that reduces a shareholder's basis in his shares (but not below zero) and then as realized capital gain (if the shares are held as capital assets) to the extent that such distributions are in excess of adjusted basis. Distributions properly designated by a REIT Candidate as "capital gain dividends" will be taxable to shareholder as long-term capital gain to the extent such dividends do not exceed such REIT Candidate' actual net capital gain for the taxable year, regardless of the length of time for which the shareholder has owned the stock of the REIT. Any loss on the sale or exchange of stock of a REIT will, however, be treated as a long-term capital loss to the extent of any capital gain dividend received on such stock by such shareholder, regardless of the length of such shareholder's holding period.

     The Company will notify its shareholders after the close of its taxable year of the portions of the distributions that constitute ordinary income, return of capital and capital gain. Shareholders of the Company may not deduct any net operating losses or capital losses of the Company.

State and Local Taxes
- ---------------------
     The Company and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which they transact business or reside. As a result, shareholders should consult their own tax advisors for an explanation of how state and local tax laws may affect their investment in the Company.

Foreign Investors
- -----------------
     Distributions on the Common Stock received by a foreign investor which are treated as capital gain by reason of the fact that such distributions exceed the Company's current and accumulated earnings and profits, as calculated for federal income tax purposes for the taxable year of the distribution as well as the investor's adjusted basis in such shares, and gain from the sale of the Company's shares by a foreign person will not be subject to United States taxation, unless such gain is effectively connected with such person's United States trade or business, or in the case of an individual foreign person, such person is present within the United States for more than 182 days in such taxable year (or is otherwise treated as a resident for income tax purposes). Dividends paid to foreign persons, generally, will be subject to United States withholding tax at a rate of 30 percent, or at a lower rate if a stockholder can claim the benefits of a tax treaty. However, distributions of proceeds attributable to the sale or exchange by the Company of United States real property interests are subject to income and withholding taxes pursuant to the Foreign Investment in Real Property Tax Act of 1980. The federal income taxation of foreign persons is a highly complex matter that may be affected by many considerations. Accordingly, prospective purchasers who are foreign persons should consult their own tax advisers regarding the income and withholding tax considerations with respect to their investment in the Company.

ITEM 2:   Properties
          ----------
          On November 12, 1993 the Company entered into a two year lease for offices at 433 California Street, San Francisco, California 94104.

               On January 1, 1993 the Company entered into a month to month lease for offices at Meadow Wood Crown Plaza, 1575 Delucchi Lane, Suite 115-20, Reno, Nevada 89502. The Company has no other physical properties.

ITEM 3:   Legal Proceedings
          -----------------
          None.

ITEM 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          At the annual meeting of shareholders on October 26, 1993, 639,174 or 94.6% of shares entitled to vote were represented in person or by proxy. The following items were submitted for a vote of the security holders and the results were:

1)  Election of Robert E. Greeley, Russell Berg and Robert B. Ford as
directors.
     Shares for Robert E. Greeley                    609,144
     Shares for Russell Berg                         608,944
     Shares for Robert B. Ford                       607,944

2) Ratification of Deloitte & Touche as independent accountantss for the year ending December 31, 1993.
     Shares for ratification                         609,460
     Shares against ratification                      29,714
     Shares abstaining                                     0

3) Ratification and approval of a consulting agreement with Page Mill Asset Management and the ratification of a prior consulting arrangement with the President of the Corporation.
     Shares for ratification and approval            461,082
     Shares against ratification and approval         43,294
     Shares abstaining                               134,798

4)  Ratification of the renumeration of the directors of the Corporation.
     Shares for ratification                         600,480
     Shares against ratification                      36,194
     Shares abstaining                                 2,500

5) Approval of an amendment to the Articles of Incorporation of the Corporation to provide for additional classes of the Corporation's securities.
     Shares for approval                             421,196
     Shares against approval                          90,130
     Shares abstaining                               127,848

6) Approval of an amendment to the Bylaws of the Corporation to delete a prohibition on the issuance of options or warrants to insiders unless such options or warrants are also offered to the public.
     Shares for approval                             531,450
     Shares against approval                         102,430
     Shares abstaining                                 5,294

7)  Approval of the Corporation's stock option plan.
     Shares for approval                             430,046
     Shares against approval                          76,830
     Shares abstaining                               132,298

                                  PART II

ITEM 5:   Market for the Registrant's Common Stock and
          --------------------------------------------
          Related Stockholder Matters
          ---------------------------

The Company's common stock is traded in the over-the-counter market and is included in the NASDAQ National Market System (NASDAQ symbol: INVG). As of March 31, 1994 there were approximately 90 common stock recordholders and participants in security position listings. The following table sets forth the range of representative high and low closing prices as reported by NASDAQ.

                                CLOSING PRICE
                         ----------------------------
                             High            Low
                         ----------------------------
Quarter Ended
  March 31, 1992             2.50           1.75
  June 30, 1992              3.50           2.50
  September 30, 1992         5.00           3.50
  December 31, 1992          5.50           5.00
Quarter Ended
  March 31, 1993             7.50           5.25
  June 30, 1993              6.25           5.00
  September 30, 1993         8.00           5.25
  December 31, 1993          8.25           6.50
Period Ended
  April 12, 1994             10.00          7.25

     In order to maintain its qualification as a REIT under the Code for any taxable year, the Company, among other things, must distribute as dividends to its stockholders an amount at least equal to (i) 95% of its REIT taxable income (determined before the deduction of dividends paid and excluding any net capital gain) plus (ii) 95% of the excess of its net income from foreclosure property over the tax imposed on such income by the Code less (iii) any excess non-cash income (as determined under the Code). The Company intends that the cash dividends paid each year to its stockholders will equal or exceed the Company's taxable income generated from operations. The following table details the dividends declared and/or paid for the Company's two most recent fiscal years.

- ----------------------------------------------------------------------------------------------------
Applicable                             Date      Amount                 Record               Payable
Quarter                            Declared    Declared                   Date                  Date
- ----------------------------------------------------------------------------------------------------
March 31, 1992            February 21, 1992       $0.10         March 31, 1992        April 15, 1992
June 30, 1992                  May 28, 1992       $0.10          June 30, 1992         July 15, 1992
September 30, 1992       September 15, 1992       $0.20     September 30, 1992      October 15, 1992
December 31, 1992         December 17, 1992       $0.20      December 31, 1992      January 15, 1993
March 31, 1993            February 26, 1993       $0.10         March 31, 1993        April 15, 1993
June 30, 1993                 June 18, 1993       $0.10          June 30, 1993         July 15, 1993
September 30, 1993       September 22, 1993       $0.10     September 30, 1993      October 15, 1993
December 31, 1993         December 15, 1993       $0.20      December 30, 1993      January 14, 1994
March 31, 1994               March 11, 1994       $0.20         March 31, 1994        April 15, 1994
- ----------------------------------------------------------------------------------------------------

ITEM 6:   Selected Financial Data
          -----------------------

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing in sections of this Annual Report. The data as of December 31, 1993, 1992 and 1991 and for the years ended December 31, 1993, 1992 and 1991 have been derived from the Company's financial statements which are included elsewhere in this Annual Report on Form 10-K.

                          SELECTED FINANCIAL DATA

                                                            Year Ended December 31
                                       1993           1992           1991           1990           1989
                                       ----           ----           ----           ----           ----
Interest Income                      $56,719,300    $88,982,085   $106,396,506   $120,057,005   $138,070,545

Interest Expense                      58,868,273     91,041,486    107,758,170    120,820,868    139,077,195

Gain from the Sale of GNMA
    Certificates                      25,954,618      7,476,302              0              0              0

Extraordinary Loss from
    Redemption of Bonds             (24,190,531)    (9,576,010)              0              0              0

Cumulative Effect of
    Accounting Change                (8,530,329)              0              0              0              0

Loss Applicable to Common Stock      (9,232,283)    (5,006,252)    (2,250,676)    (1,772,222)    (1,845,523)

Loss per Common Share (1)               ($13.64)        ($7.34)        ($3.30)        ($2.60)        ($2.70)

Taxable Income (Loss) per
    Common Share (1)                        5.59           0.71         (0.21)         (1.03)         (1.65)

Cash Dividend and Distribution
    Declared  per Common Share              0.50           0.60           0.00           1.25           2.55
(2)


                                                                       December 31
                                   -----------------------------------------------------------------------------------
Balance Sheet Data                      1993             1992             1991             1990             1989
                                        ----             ----             ----             ----             ----
Total Assets                         $308,762,694     $533,508,078      $733,466,247     $860,882,337     $980,907,508

Total Liabilities                     297,159,616      512,273,011       706,815,563      831,980,977      946,478,333

GNMA-Backed Sequential Pay Bonds
  and Collateralized Mortgage
  Obligations
    Principal Amount                 $346,040,781     $587,089,365     $814,380,191     $956,534,391    $1,089,347,060
    Less, Unamortized Discount        (60,743,682)     (88,073,748)    (113,708,281)    (133,046,801)    (151,289,715)
                                     ------------     ------------      ------------     ------------     ------------
                                     $285,297,099     $499,015,617      $700,671,910     $823,487,590     $938,057,345
                                     ============     ============      ============     ============     ============

Total Common Stockholders' Equity     $11,603,078       $21,235,067     $26,650,684       $28,901,360      $25,826,775
                                     ============     ============      ============     ============     ============
- ----------------------------------------------------------------------------------------------------------------------

(1) Taxable income (loss) differs from income (loss) as reported in the Company's financial statements due to a difference in the timing of recognition of accretion of market discount and premium on the GNMA certificates and of amortization of issuance expenses and original issue discount on the Bonds. Similarly, taxable income from Mortgage Derivative Investments differs from income earned under Generally Accepted Accounting Principals.

(2)  Includes amounts distributed in the following year.

ITEM 7: Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ----------------------

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                           RESULTS OF OPERATIONS


                           RESULTS OF OPERATIONS

Net loss for the year ended December 31, 1993 totaled $9,232,283. This compares to net losses of $5,006,252 and $2,250,676 for the years ended December 31, 1992 and 1991, respectively. Results for both 1993 and 1992 included gains from sales of GNMA Certificates and other investments as well as extraordinary losses from the redemption of bonds. 1993 results also include the cumulative effect of change in accounting. . The table below indicates the results of CMO issuance investments:

                                                       Years Ended December 31,
                                                  1993           1992           1991
                                              -------------------------------------------

Net Loss                                       ($9,232,283)   ($5,006,252)   ($2,250,676)
Plus Cumulative Effect of
  Change in Accounting                           8,530,329              0               0
Less Gain on Sale of GNMA Certificates         (25,954,618)    (7,476,302)             0
Less Gain on Sale of Mortgage
  Derivative Investments                        (1,105,556)             0              0
Plus Loss from Redemption of Bonds              24,190,531      9,576,010               0
                                              -------------------------------------------
Net Loss from Remaining
  CMO Issuance Investments                     ($3,571,597)   ($2,906,544)   ($2,250,676)
                                              ===========================================

The variance in net loss from year to year is almost entirely attributable to the change in the net interest loss. The elements of the net interest loss are:

                                                       Years Ended December 31,
                                                  1993           1992           1991
                                              -------------------------------------------
Interest from GNMA Certificates                $39,286,234    $68,610,463     $89,529,865
Interest on Bonds                               38,634,095     66,190,274      87,137,142
                                              ------------------------------------------
  Net Interest Margin                              652,139      2,420,189       2,392,723
Amortization of Discount                        16,308,294     20,216,288      16,670,469
Amortization of Bond Discount and
  Bond Issuance Costs                          (20,054,735)   (24,777,643)   (20,483,622)
Income from Mortgage Derivative Investments      1,015,846              0               0
Other Interest Income                              108,926        155,334          58,766
Interest on Short-term Debt                       (179,443)       (73,569)             0
                                              -------------------------------------------

Net Interest Loss                              ($2,148,973)   ($2,059,401)   ($1,361,664)
                                              ===========================================

Net interest margin (interest from GNMA certificates less interest on bonds) declined in 1993 because of the redemptions of Series 1983-1 and 1984-1 and the increased rate of payments (including prepayments) on the principal of the CNMA certificates. Amortization of Discounts and Bond issuance Costs declined in 1993 because of the redemptions. Income from Mortgage Derivative Investments exists only in 1993 as these investments were made only in the last half of 1993. A number of purchases of Mortgage Derivative Investments were financed with short-term debt which accounts for the increase in that area.

Expenses of the Company were $1,445,117, $847,143 and $889,012 in the years ended December 31, 1993, 1992 and 1991, respectively. 1993 expenses include an accrual of $774,000 for an incentive management fee as described in Note 12 to the financial statements. Trustee fees declined significantly in 1993 because only a portion of the trustee fees were accrued in 1993 as certain fees were overpaid in prior years.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of the Company totaled $7,666,406 for the year ended December 31, 1993; $1,240,032 for the year ended December 31, 1993; and $1,625,543 for the year ended December 31, 1991. The Company's cash and cash equivalents increased $1,819,422, $1,559,336 and $490,951 in the three years, respectively. In the year ended December 31, 1993, the Company invested in Mortgage Derivative Investments, net of principal reductions, of $8,380,290 and invested $2,623,891 in other investments. The funds for these purchases were derived from various sources including the excess of principal payments received on the GNMA certificates over the principal payments on the GNMA-Backed Sequential pay bonds ($7,641,887), cash provided by operations ($7,666,406). These amounts were offset by a decrease in short-term debt of $2,361,029 and the increase in cash and cash equivalents of $1,819,422.

The Company had total assets of $308.8 million and $533.5 million at December 31, 1992 and 1992, respectively. Of these amounts, $287.5 million and $521.9 million, respectively, were invested in GNMA Certificates which collateralize the bonds.

The Company had no capital expenditures during the year ended December 31, 1993.

ITEM 8: Financial Statements and Supplementary Data
        -------------------------------------------

                       INDEX TO FINANCIAL STATEMENTS
                        AND SUPPLEMENTAL SCHEDULES

                                                                 Page
                                                                 ----

Report of Independent Auditors, Deloitte & Touche                 22

Consolidated Balance Sheets at December 31, 1993
     and December 31, 1992                                        23

Consolidated Statements of Income (Loss) for the Years Ended
     December 31, 1993, 1992 and 1991                             24

Consolidated Statements of Changes in Stockholders' Equity for
     the Years Ended December 31, 1993, 1992 and 1991             25

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1993, 1992 and 1991                             26

Notes to Consolidated Financial Statements                       27-36

Supplemental Schedule IX                                          37

                      REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of INVG Mortgage Securities
Corp.

We have audited the accompanying consolidated balance sheets of INVG Mortgage Securities Corp.and subsidiary companies as of December 31, 1993, 1992 and 1991, and the related statements of income, changes in stockholders' equity, and cash flows for the three years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the company at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company changed its method of accounting for its investments to adopt the provisions of Statement of Financial
Accounting Standards No. 115.



New York, New York
April 13, 1994

              INVG MORTGAGE SECURITIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                  December 31,   December 31,
                                                      1993           1992
                                                  -------------  -------------
ASSETS
  Cash and Cash Equivalents                         $4,464,990     $2,645,568
  Investment in Government National Mortgage
    Association Certificates, at amortized cost    287,539,482    521,884,158
  Investment in Mortgage Derivative Investments      9,396,136              0
  Accrued Interest Receivable                        2,803,778      5,050,868
  Deferred Issuance Costs                            2,210,462      3,927,484
  Organization Costs                                    46,602              0
  Other Investments                                  2,301,244              0
                                                  -------------  -------------

    Total Assets                                  $308,762,694   $533,508,078


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  GNMA-Backed Sequential Pay Bonds                $285,297,098   $499,015,617
  Accrued Interest Payable                           2,153,064      4,020,988
  Short-term Debt                                    5,947,500      8,308,529
  Incentive Management Fee Payable                     774,000              0
  Payable to Broker.                                 2,704,621              0
  Accrued Expenses and Other Liabilities               146,878        791,422
  Dividends Payable                                    136,455        136,455
                                                  -------------  -------------

    Total Liabilities                              297,159,616    512,273,011
                                                  -------------  -------------

Stockholders' Equity
  Common Stock, $.01 Par Value;
    25,000,000 Shares Authorized;
    682,275 Shares Issued and Outstanding                6,823          6,823
  Additional Paid-in Capital                        15,103,692     15,103,692
  Treasury Shares (8,700 shares)                       (55,568)             0
  Retained Earnings (Deficit)                       (3,451,869)     6,124,552
                                                  -------------  -------------

    Total Stockholders' Equity                      11,603,078     21,235,067
                                                  -------------  -------------

    Total Liabilities and Stockholders' Equity    $308,762,694   $533,508,078
                                                  =============  =============

See Accompanying Notes to Consolidated Financial Statements.

              INVG MORTGAGE SECURITIES CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                           Years Ended December 31,
                                                      1993           1992           1991
                                                  -------------------------------------------
Interest Income
  Mortgage Certificates, net                       $55,703,454    $88,982,085    $106,396,506
  Mortgage Derivative Investments                    1,015,846              0               0
                                                  -------------------------------------------
    Total Interest Income                           56,719,300     88,982,085     106,396,506

Interest Expense                                    58,868,273     91,041,486     107,758,170
                                                  -------------------------------------------

  Net Interest Expense                              (2,148,973)    (2,059,401)    (1,361,664)
Gain on Sale of GNMA Certificates                   25,954,618      7,476,302               0
Gain on Sale of Mortgage
  Derivative Investments                             1,105,556              0              0
Other Income                                            22,493              0               0
                                                  -------------------------------------------

    Total Income                                    24,933,694      5,416,901     (1,361,664)
                                                  -------------------------------------------

Expenses
  Incentive Management Fee                             774,000              0               0
  Professional Fees                                    149,653        366,621         401,273
  Trustee Fee                                           46,870        139,335         132,189
  Management Fee and Officers' Compensation            312,000        230,681         296,244
  Directors' Fees                                       44,500         27,000          15,104
  State and Local Taxes                                  9,033         33,074               0
  General and Administrative                           109,061         50,432          44,202
                                                  -------------------------------------------

    Total Expenses                                   1,445,117        847,143         889,012
                                                  -------------------------------------------

Income (Loss) before Extraordinary
  Item and Cumulative Effect of
  Accounting Change                                 23,488,577      4,569,758     (2,250,676)

Extraordinary Item - Loss from
  Redemption of Bonds                              (24,190,531)    (9,576,010)             0
                                                  -------------------------------------------

Loss before Cumulative
  Effect of Accounting Change                         (701,954)    (5,006,252)    (2,250,676)

Cumulative Effect of Accounting Change              (8,530,329)             0              0
                                                  -------------------------------------------

Net Loss                                           ($9,232,283)   ($5,006,252)   ($2,250,676)
                                                  ===========================================

Per Common Share
  Income (Loss) before Extraordinary
    Item and Cumulative Effect
    of Accounting Change                                $34.70          $6.70         ($3.30)
  Loss before Cumulative Effect
    of Accounting Change                                ($1.04)        ($7.34)        ($3.30)
  Net Loss                                             ($13.64)        ($7.34)        ($3.30)

  Dividends Declared                                     $0.50          $0.60           $0.00

Weighted Average Shares Outstanding                    676,884        682,775         682,775

See Accompanying Notes to Consolidated Financial Statements.

              INVG MORTGAGE SECURITIES CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Additional                     Retained
                                      Common         Paid-in       Treasury       Earnings
                                       Stock         Capital        Shares        (Deficit)        Total
                                   -------------------------------------------------------------------------

Balance, December 31, 1990               $6,823    $15,103,692              $0    $13,790,845    $28,901,360
Net Loss                                     --             --              --    (2,250,676)    (2,250,676)
                                   -------------------------------------------------------------------------

Balance, December 31, 1991                6,823      15,103,692             0     $11,540,169     26,650,684
Net Loss                                     --             --              --    (5,006,252)    (5,006,252)
Distributions ($0.60 per Share)              --             --              --      (409,365)      (409,365)
                                   -------------------------------------------------------------------------

Balance, December 31, 1992                6,823     15,103,692               0      6,124,552     21,235,067
Net Income                                   --              --            --     (9,232,283)    (9,232,283)
Distributions ($0.50 per Share)              --             --              --      (344,138)      (344,138)
Purchase of 8,700 Shares                     --             --        (55,568)            --        (55,568)
                                   -------------------------------------------------------------------------

Balance, December 31, 1993               $6,823    $15,103,692       ($55,568)   ($3,451,869)   $11,603,078
                                   =========================================================================

See Accompanying Notes to Consolidated Financial Statements.

              INVG MORTGAGE SECURITIES CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                           1993           1992           1991
                                                       -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                ($9,232,283)   ($5,006,252)   ($2,250,676)
                                                       -------------------------------------------
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by Operating Activities:
  Cumulative Effect of Accounting Change                  8,530,329              0               0
  Amortization of Deferred Bond Issuance Costs            1,717,022      1,347,686       1,175,100
  Amortization of Bond Discount                          27,330,065     23,429,957      19,338,520
  Amortization of Discount on Government
      National Mortgage Certificates, Net               (22,876,123)   (20,216,288)   (16,670,469)
  Earnings of Mortgage Derivative Investments            (1,015,846)
  Non-cash Items Relating to Redemption of Bonds                  0      2,537,992               0
  Non-cash Items Relating to Disposition of
      GNMA Certificates                                           0     (1,480,539)             0
  Decrease in Accrued Interest Receivable                 2,269,515      1,957,847       1,225,299
  Increase in Accounts Receivable                           (22,425)             0              0
  Decrease (Increase) in Other Assets                             0            872           (872)
  Increase (Decrease) in Accrued Expenses                  (644,545)       533,280        (40,045)
  Increase in Incentive Management Fee Payable              774,000              0               0
  Decrease in Accrued Interest Payable                   (1,867,924)    (1,864,523)    (1,151,314)
                                                       -------------------------------------------
      Total Adjustments                                  14,194,068      6,246,284       3,876,219
                                                       -------------------------------------------

      Net Cash Provided by Operating Activities           4,961,785      1,240,032       1,625,543
                                                       -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Principal Amount of Government
 National Mortgage Association Certificates             248,690,470    219,574,510     142,177,983
Investment in Mortgage Derivative Investments           (25,309,212)             0              0
Cash Receipts from Mortgage Derivative Investments       16,928,922              0               0
Increase in Due to Broker                                 2,704,621              0               0
Purchase of Other Investments                            (2,623,891)             0              0
Cash Receipts from Other Investments                        322,647              0               0
Organization Costs                                          (46,602)             0              0
                                                       -------------------------------------------

      Net Cash From Investing Activities                240,666,955    219,574,510     142,177,983
                                                       -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Principal Amount of GNMA-Backed
 Sequential Pay Bonds                                  (241,048,583)  (227,290,825)  (142,154,200)
Increase (Decrease) in Short-term Debt                   (2,361,029)     8,308,529     (1,158,375)
Dividends Paid                                             (344,138)      (272,910)             0
Repurchase of Common Stock                                  (55,568)             0              0
                                                       -------------------------------------------

      Net Cash Used in Financing Activities            (243,809,318)  (219,255,206)  (143,312,575)
                                                       -------------------------------------------

Net Increase in Cash and Cash Equivalents                 1,819,422      1,559,336         490,951
Cash and Cash Equivalents at Beginning of Year            2,645,568      1,086,232         595,281
                                                       -------------------------------------------

Cash and Cash Equivalents at End of Year                 $4,464,990     $2,645,568      $1,086,232
                                                       ===========================================

See Accompanying Notes to Consolidated Financial Statements.

          INVG MORTGAGE SECURITIES CORP. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. - Organization

     INVG Mortgage Securities Corp. (the "Company") was incorporated on March 26, 1986 in the State of Maryland. On May 12, 1986, pursuant to a Merger and Reorganization Agreement approved by the shareholders of Investors GNMA Mortgage-Backed Securities Trust, Inc. ("Investors GNMA"), each outstanding share of Investors GNMA was converted into one share of the Company's common stock, par value $.01 per share. Pursuant to the merger, Investors GNMA became a subsidiary of the Company. On May 12, 1986, the Company formed another subsidiary, INVG Government Securities Corp. ("INVG Government").

     The Company holds all of the outstanding common stock of Investors GNMA Mortgage-Backed Securities Trust, Inc. ("Investors GNMA"), and INVG Government Securities Corp. ("INVG Government"). The Company, directly or through its subsidiaries, has historically generated revenues primarily from Collateralized Mortgage Obligation ("CMO") investments whereby the company was engaged in the business of acquiring modified mortgage-backed pass through certificates ("GNMA Certificates") and then issuing and selling bonds (Bonds) backed by the GNMA Certificates. These investments in CMO issuances give the Company the right to the excess cashflows and earnings on the GNMA Certificates over the expenses required on the the Bonds ("CMO Issuance Investments"). The Company has also invested in other similar mortgage related investments wherein the Company has the right to receive the cashflows of a CMO bond offering after debt service payments are made, such as CMO Mortgage Derivative Investments and REMIC Mortgage Derivative Investments, ("Mortgage Derivative Investments").

     The Company's investment policies and other policies are determined by its Board of directors in accordance with the articles and bylaws of the Company. The objective of the company is to maximize earnings and cashflow for distribution to the shareholder through mortgage related investments.

     The Company, in its early years, invested in CMO Related Investments through issuance of its own Bonds. Over the last year, the Company has been reinvesting its cashflows from these CMO Related Investments in Mortgage Derivative Investments which are similar in earnings and cashflow nature to its original CMO Related Investments.

     At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances or changes in the Code (or in the regulations promulgated thereunder), the Company determines that it is no longer in the best interest of the Company to qualify as a REIT. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Company.

     The investment in Mortgage Derivative Investments and other investments may from time to time cause conflicts to occur between the articles of Investors GNMA and the Indenture under which Investors GNMA's Bonds were issued.

Note 2. - Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Accounting Change - On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115") - Accounting for Certain Investments in Debt and Equity Securities. In accordance with this new Standard, the Company classified its investments as either available-for-sale or held-to-maturity. The Company has elected to classify its investments in CMO Residuals and REMIC Residuals as available-for-sale while it has elected to classify its investments in GNMA Certificates as held-to-maturity investments. SFAS 115 requires that held-to-maturity investments be accounted for at amortized cost. However, if the fair value, as defined, of the investment declines below the amortized cost basis and the decline is considered to be "other than temporary", the cost basis of the individual asset must be written down to its fair value as the new cost basis. The amount of the write down is included in the Company's current earnings (i.e. accounted for as a realized loss). The decline in fair value is considered to be other than temporary if the cost basis exceeds the related projected cash flow from the investment discounted at a risk-free rate of return.

     Held-to Maturity. The investment in GNMA Certificates is classified as a held-to-maturity investment. In connection with the fourth quarter adoption of SFAS 115 and consistent with the consensus reached by the Emerging Issues Task Force on Issue No. 93-18, the Company measures other than temporary impairment by comparing the net cash flows from the GNMA Certificates (net of GNMA Bonds principal and interest payments and related trustee expenses) discounted at a risk free rate to the net carrying value of the GNMA Certificates (i.e. net of GNMA Bond liabilities). If such discounted cash flows are less than the net carrying value, the Company records a reserve to reduce the net carrying value to fair value. For purposes of determining fair value, the Company discounts the net cash flows as discussed above using an estimated risk adjusted rate of return. In connection with the adoption of SFAS 115, the Company recorded a charge of $8,530,329 in the fourth quarter representing the cumulative effect of the change in accounting principle.

     Available-for-Sale. The Company is inot in the business of trading its mortgage-related assets, however, from time to time the Company may sell an asset as part of the Company's efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore the Company has classified its investments in CMO Residual Interests and REMIC Residual interests as available-for-sale. They are carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders equity until realized. Available-for-sale investments are also subject to write down whenever the fair value is less than the future projected cash flows discounted at a risk-free rate. None of the Company's available-for-sale investments were subject to write down as of December 31, 1993.

     Cash Equivalents - Cash equivalents are short-term investments which are readily converted to cash and have original maturities of less than three months.

     Mortgage Certificates and Collateralized Mortgage Obligation Bonds ("CMOs") - Mortgage certificates and CMO bonds are carried at their outstanding principal balance plus or minus any premium or discount, respectively.

     Amortization of Deferred Issuance Costs, Premiums and Discounts - Deferred Issuance Costs, premiums and discounts relating to mortgage certificates and GNMA Bonds are amortized to income using the interest method over the stated maturity of the mortgage certificates or bonds. Prepayments are not anticipated. When prepayments occur, a proportionate amount of the related costs, premiums and discounts are recognized in income so that the effective interest rate on the remaining balance continues unchanged.

     Mortgage Derivative Investments - Mortgage Derivative Investments are accounted for under the Prospective method. Under this method, assets are carried at cost and income is amortized over their estimated lives based on a method which provides a constant yield. At the end of each quarter, the yield over the remaining life of the asset is recalculated based on expected future cash flows using current interest rates and mortgage prepayment speeds. This new yield is then used to calculate the subsequent quarter's income. Management has the intention and the ability to hold all of its real estate investments to term.

     Under certain extended high interest rate periods, or in the event of extremely high prepayment rates on the collateral, the return on the Company's investment in a mortgage derivative investment could be zero or negative. In the event that the projected return on an investment in a mortgage derivative investment falls below a risk free rate, the Company would be required to write down the investment to its fair value.

     Income Taxes - The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute annually at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying financial statements as the Company will not be subject to income taxes. Over the life of a Mortgage Derivative Investment, total taxable income will equal total financial statement income; however, the timing of income recognition may differ between the two from year to year.

     Reclassifications - Certain reclassifications have been made to the December 31, 1991 financial statements to conform such financial statements to the December 31, 1992 financial statements. Such reclassifications do not affect net income as reported.

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding.

Note 3. - GNMA Certificates

     The GNMA Certificates are being used as collateral for the GNMA-Backed Sequential Pay Bonds (the "Bonds"). Information with respect to such GNMA Certificates is as follows:

                                                                        COST LESS
                      BOND       INTEREST       DUE      PRINCIPAL     UNAMORTIZED        FAIR
CERTIFICATES         SERIES        RATE        DATE        AMOUNT        DISCOUNT        VALUE
- ---------------------------------------------------------------------------------------------------

December 31, 1993
                     1983-1     See Note 8              $          0   $          0    $          0
                     1984-1     See Note 7                         0              0               0
                     1984-2        8.0%        2008      119,192,348     95,723,477     125,455,610
                     1984-3        9.0%        2009       85,449,168     66,836,229      91,377,204
                     1984-4       11.0%        2013       80,905,716     72,270,472      92,030,252
                     1984-5     See Note 5                         0              0               0
                     INVG A      Variable      2017       60,442,679     61,239,633      65,709,245
Reserve                                                                 (8,530,329)
                                                        ------------------------------------------
                                                                                                 -
Total                                                   $345,989,911   $287,539,482    $371,572,311
                                                        ==========================================
                                                                                                 =

                                                                        COST LESS
                      BOND       INTEREST       DUE      PRINCIPAL     UNAMORTIZED        FAIR
CERTIFICATES         SERIES        RATE        DATE        AMOUNT        DISCOUNT        VALUE
- ---------------------------------------------------------------------------------------------------

December 31, 1992
                     1983-1       11.5%        2013     $ 73,242,029   $ 68,477,555    $ 84,136,781
                     1984-1       12.0%        2014       59,095,817     57,292,462      68,846,627
                     1984-2        8.0%        2008      143,394,161    113,848,082     147,247,879
                     1984-3        9.0%        2009      111,236,106     86,089,837     118,535,975
                     1984-4       11.0%        2013      115,523,273    102,830,484     130,108,086
                     1984-5     See Note 5                         0               0             0
                     INVG A      Variable      2017       92,158,594     93,345,738      99,814,369
                                                        ------------------------------------------
                                                                                                 -
Total                                                   $594,649,980   $521,884,158    $648,689,717
                                                        ==========================================
                                                                                                 =

Note 4. - GNMA-Backed Sequential Pay Bonds

     The Bonds are collateralized by the GNMA Certificates. Information with respect to such Bonds is as follows:

                                                                                                      ESTIMATED
                      BOND      INTEREST       DUE       PRINCIPAL     UNAMORTIZED                      FAIR
BONDS                SERIES       RATE         DATE       AMOUNT        DISCOUNT          NET           VALUE
- -----------------------------------------------------------------------------------------------------------------

December 31, 1993
                     1983-1    See Note 8               $          0    $         0   $          0   $          0
                     1984-1    See Note 7                          0              0              0              0
                     1984-2      7.875%        2008      119,161,788     28,472,377     90,689,411    124,926,160
                     1984-3    8.875-9.0%      2009       85,448,713     20,690,041     64,758,672     91,215,162
                     1984-4      10.875%       2013       80,905,029      9,856,967     71,048,062     92,207,462
                     1984-5    See Note 6                          0              0              0              0
                     INVG A     Variable       2017       60,525,251      1,724,298     58,800,953     60,525,251
                                                       ----------------------------------------------------------
Total                                                   $346,040,781    $60,743,683   $285,297,098   $368,874,035
                                                       ==========================================================

December 31, 1992
                     1983-1      11.375%       2013     $ 73,241,074    $ 5,790,606   $ 67,450,468   $ 80,336,303
                     1984-1      11.900%       2014       51,413,345      2,385,834     49,027,511     55,960,213
                     1984-2      7.875%        2008      143,393,601     35,605,237    107,788,364    146,378,980
                     1984-3    8.875-9.0%      2009      111,235,651     27,704,747     83,530,904    116,381,790
                     1984-4      10.875%       2013      115,522,586     14,441,142    101,081,444    124,021,001
                     1984-5    See Note 6                          0              0              0              0
                     INVG A     Variable       2017       92,283,108      2,146,182     90,136,926     95,697,394
                                                       ----------------------------------------------------------
Total                                                   $587,089,365    $88,073,748   $499,015,617   $618,775,681
                                                       ==========================================================

Since principal payments on the Bonds are made by applying all distributions of principal received on the GNMA Certificates (both scheduled payments and prepayments), it is not possible to determine the annual amount of future principal payments. The scheduled principal payments to be made on the Bonds for each of the next five years ending December 31 are as follows: 1994, $9,211,000; 1995, $10,104,000; 1996,
$11,086,000; 1997, $12,164,000; 1998, $13,349,000; thereafter $229,692,000.
Because the INVG Series A bonds were redeemed in their entirety on February 1, 1994, scheduled principal payments on those bonds have been excluded from the preceeding amounts. The sequence of each series of bonds with the latest stated maturity is redeemable at the option of the Company in whole, but not in part, when the outstanding principal amount of that sequence declines to 10% or less of its original outstanding principal amount at a redemption price equal to the outstanding principal amount thereof, plus accrued interest, except for the Series A Bonds. The Series A Bonds are redeemable at the option of the Company in whole, but not in part, on any payment date after the earlier of July 1, 1996 or the payment date on which the Class A-2 Bonds are paid in full. Interest paid on the Bonds during the years ending December 31, 1993, 1992 and 1991 amounted to $40,504,225, $68,054,797 and $88,306,456, respectively.

Note 5. - Redemption of Bond Series 1984-5

     On May, 4, 1992, after obtaining the consent of the holders of not less than a majority in principal amount of the outstanding Bonds, the Company and the Trustee amended the redemption provisions of the Indenture governing Series 1984-5.

     On May 5, 1992, the Board of Directors of Investors GNMA authorized a redemption of the Series 1984-5 Bonds. On that date a notice was sent to all of the Bondholders of such Series to the effect that the Company, as issuer, was exercising its right of redemption with respect to such Bonds pursuant to the Section 11.01 of the Indenture. The redemption was scheduled for the next payment date of May 26, 1992.

     On May 22, 1992, Chemical Bank, acting as trustee under the Indenture, sold the GNMA Certificates securing the Series 1984-5 Bonds. The proceeds of the sale were used to redeem the Bonds on May 26, 1992. After accounting for expenses of the transaction, including amortization of discount and deferred bond issuance costs, the extraordinary loss to the Company from the redemption of the Bonds was $9,396,000. The net cash the Company received from this series of transactions was $1,867,342.

Note 6. - Tender and Redemption of Bond Series 84-1

     On August 24 and November 30, 1992 the Company purchased for
$7,197,087 and $3,414,410, respectively, $5,273,152 and $3,035,032 aggregate principal amount, respectively, of its outstanding Series 1984-1. These Bonds had original face values of $8,000,000 and $5,000,000, respectively.

     On December 9, 1992, the Company commenced a tender offer (the "Offer") for all of its outstanding Series 1984-1 Bonds and a solicitation of consents to amend the provisions of the related Indenture to permit the Company to redeem Bonds of such Series not tendered pursuant to the 1984-1 Offer. On January 15, 1993, after obtaining the consent of not less than a majority in principal amount of the outstanding Series 1984-1 Bonds, the Company and the Trustee entered into an amendment to the Indenture which permitted the Company to redeem any Series 1984-1 Bonds not tendered pursuant to the 1984-1 Offer. On January 25, 1993, after giving consideration to the scheduled principal and interest payments, the Company
(i) purchased $46,926,150 aggregate principal amount of the Series 1984-1 Bonds tendered pursuant to the Offer for an aggregate purchase price and consent payment of 111.5% of such aggregate principal amount plus accrued interest to the purchase date, or a total of $52,706,392, and (ii) redeemed the remaining $2,952,592 aggregate principal amount of Series 1984-1 Bonds for par plus accrued interest to the redemption date.

     For financial accounting purposes the Series 1984-1 Bonds that the Company acquired in 1992 were considered redeemed in 1992. As a result, the Company realized an extraordinary loss in 1992 of $3,387,807. In 1993 the Company realized a gain of $11,024,422 from selling the GNMA Certificates securing the Series 1984-1 Bonds. After accounting for expenses, including amortization of discounts, the Company realized in 1993 an extraordinary loss of $8,357,868 from the retirement of the Series 1984-1 Bonds. The net cash the Company received from this series of transactions was $606,620.
Note 7. - Tender and Redemption of Bond Series 83-1

     On December 9, 1992, the Company commenced a tender offer (the "Offer") for all of its outstanding Series 1983-1 Bonds and a solicitation of consents to amend the provisions of the related Indenture to permit the Company to redeem Bonds of such Series not tendered pursuant to the 1983-1 Offer. On February 12, 1993, after obtaining the consent of not less than a majority in principal amount of the outstanding Series 1983-1 Bonds, the Company and the Trustee entered into an amendment to the Indenture which permitted the Company to redeem any Series 1983-1 Bonds not tendered pursuant to the 1983-1 Offer. On February 25, 1993, after giving consideration to the scheduled payments, the Company (i) purchased $68,946,187 aggregate principal amount of the Series 1983-1 Bonds tendered pursuant to the 1983-1 Offer for an aggregate purchase price and consent payment of 113.5% of such aggregate principal amount, plus accrued interest to the purchase date, or a total of $78,787,507 and (ii) redeemed the remaining $458,068 of Series 1983-1 Bonds for par plus accrued interest to the redemption date. The Company realized in 1993 a gain of $14,930,196 from selling the GNMA Certificates securing the Series 1983-1 Bonds. After accounting for expenses, including amortization of discounts, the Company realized an extraordinary loss of $15,832,663 from the retirement of the Series 1983-1 Bonds. The net cash the Company received from this series of transactions was $356,922.

Note 8. - Subsequent Redemption of Series A Bonds

          On January 5, 1994 the Board of Directors of the Company authorized an optional redemption of the Series A Bonds on February 1, 1994 pursuant to the call provisions of the Series A Bonds. On January 24, 1994, the GNMA Certificates securing the Series A Bonds were sold. The Company realized a gain of $4,495,000 from the sale of the GNMA Certificates. On February 1, 1994, the Series A Bonds were redeemed at par. After accounting for expenses, including amortization of discounts and premiums, the Company incurred an extraordinary loss of $2,236,000 from the redemption of the Series A Bonds. The net cash the Company received from this series of transactions was $5,010,000.

Note 9. - Mortgage Derivative Investments

     During the year ended December 31, 1993, the Company purchased Mortgage Derivative Investments as shown in the schedule below:

                                                                                          CARRYING
                                                                                             VALUE
                             PURCHASE          %                           PURCHASE       DECEMBER
RESIDUAL SERIES                DATE        OWNERSHIP    COLLATERAL            PRICE       31, 1993
- --------------------------------------------------------------------------------------------------
Merrill Lynch Trust II     May 10, 1993     30.365%     FNMA 10.1%       $4,402,861     $        0
Merrill Lynch Trust 8-R   Aug. 10, 1993     68.850$     FHLMC 9.50%       3,600,000      2,518,591
FHLMC REMIC 1332-R        July 29, 1993     100.00%     FHLMC 8.00%       6,333,000              0
FNMA REMIC 92-G64 R       Aug. 26, 1993     100.00%     GNMA 8.00%        3,668,000      1,830,907
FNMA REMIC 92-G65 R       Sept. 21, 1993    100.00%     GNMA 8.00%        2,200,000              0
Ryland IV Series 94-R     Sept. 14, 1993    100.00%     GNMA 10.00%       1,250,000      1,343,452
FHLMC REMIC 1424-R        Sept. 27, 1993    100.00%     FHLMC 8.00%         377,108        287,116
Paine Webber G-3          Oct. 14, 1993     25.00%      FNMA 12.00%         318,719        322,414
FHLMC REMIC 9-R           Oct. 14, 1993     37.00%     FHLMC 10.01%       1,056,747        954,525
Drexel Burnham Q-7        Dec. 10, 1993    42.0869%     FNMA 10.00%         745,361        757,784
Santa Barbara 1-A         Dec. 10, 1993      6.00%      FHLMC 9.50%         576,912        586,527
CMOT Series I-5           Dec. 10, 1993     49.00%     FHLMC 9.775%          65,109         68,156
CMOT Series 5-R           Dec. 10, 1993     49.00%      FNMA 9.50%          560,682        568,600
CMOT Series 6-R           Dec. 10, 1993     49.000%     FHLMC 9.50%         154,713        158,064
                                                                      ----------------------------
    Total                                                               $25,309,212     $9,396,136
                                                                      ============================

Residual Series Merrill Lynch Trust II was redeemed on August 26, 1993 for $5,363,545 resulting in a gain of $1,105,556. Cash receipts from FHLMC REMIC 1332-R and GNMA REMIC 92-G64R exceeded the cost basis of the Mortgage Derivative Investments. This excess of cash over basis is included in interest income from Mortgage Derivative Investments.

     In accordance with FASB-107, the Company shall disclose the fair value of financial instruments for which it is practicable to estimate that value. The Company has disclosed in Notes 3 and 4 the fair value of the GNMA Certificates and Bonds based on market prices for comparable instruments as of December 31, 1993. However, the Company is unable to sell the GNMA Certificates and therefore realize any gain until the Bonds which are collateralized by the certificates either mature or are called in accordance with the underlying bond indenture. For purposes of determining fair value of the GNMA Certificates, the Company uses the cash flows from GNMA Certificates net of bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the GNMA Certificates at a current market price. These cash flows are discounted at a fair value rate of 12%. The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of December 31, 1993:

BOND SERIES               COLLATERAL      PSA        FAIR VALUE
- ---------------------------------------------------------------

Series 1984-2             GNMA 8.00%      227%       $  580,712
Series 1984-3             GNMA 9.00%      322%          334,441
Series 1984-4             GNMA 11.00%     333%          770,665
     Total Fair Value                                $1,685,818

     The Company computes the estimated fair value of its mortgage derivative investments, including CMO Residuals and REMIC Residuals, by projecting anticipated future cash flows and discounting those cash flows at discount rates established in market transactions for securities having similar characteristics and backed by collateral of similar rate and term. The Company has used available market information as of December 31, 1993 and has concluded that the fair value of the mortgage derivative investments at December 31, 1993 was approximately equal to the carrying value of $9,400,000 as of December 31, 1993. The Company estimated the prospective yield on these investments for the first quarter of 1994 to be approximately 27.6%.

Note 10. - Other Investments

     During the year ended December 31, 1993, the Company purchased other investments as shown in the schedule below:

                                                                            BOOK VALUE
                                                PURCHASE       PURCHASE   DECEMBER 31,
DESCRIPTION                                         DATE          PRICE           1993
- ------------------------------------------------------------------------------------

10,000 IBM Preferred                        June 4, 1993     $  250,000     $        0
10,000 Kaiser Aluminum Preferred           June 29, 1993         72,500              0
10,000 RJR Nabisco Preferred               Aug. 18, 1993        250,000        250,000
50,000 GNMA 7% Certificates                July 19, 1993         51,445         51,244
Interest in Pine Street Associates, L.P.   Dec. 30, 1993      2,000,000      2,000,000
                                                             ----------     ----------
                                                             $2,623,945     $2,301,244
                                                             ==========     ==========

The IBM Preferred was sold August 26, 1993 for $252,242; the Kaiser Aluminum Preferred was sold for $81,233. Pine Street Associates is a limited partnership whose investment objective is to achieve long-term capital appreciation with a diversification of risk. The Company was admitted as a partner in Pine Street Associates, L.P. effective January 1, 1994.

Note 11. - Tax Status

     The Company has available at December 31, 1993 net operating loss carryforwards aggregating $14.0 million which may be applied against future taxable income of Investors GNMA. Of the $14.0 million of net operating loss carryforward available at December 31, 1993, $3.5 million, $8.1 million, $.8 million, $.8 million, $.4 million and $.4 million expire in the years ending December 31, 2002, 2003, 2004, 2005, 2006 and 2007, respectively.

     The Company's policy is to comply with the requirements of the Internal Revenue Code that are applicable to real estate investment trusts and to distribute sufficient taxable income to qualify as a REIT. Accordingly, no provision for federal income taxes is required in the Company's financial statements to the extent that sufficient distributions of taxable income have been made to the shareholders for reporting in their respective tax returns. In accordance with Statement of Financial Accounting Standards 109 disclosure requirements, the following differences existed at December 31, 1993 between the tax bases and the reported financial statement amounts of the Company's assets and liabilities (unaudited):

                    REPORTED            TAX
                     AMOUNTS        AMOUNTS     DIFFERENCE
- ----------------------------------------------------------

Assets          $308,762,694   $300,595,051     $8,167,643

Liabilities      297,159,616    303,759,138      6,599,522

Note 12. - Management

     The Company is managed by the Board of Directors. From February 1990 through December 1991, the day-to-day activities of the Company were managed by Fulcrum Financial Partners ("FFP"), subject to the supervision of the Board of Directors. Under the terms of their agreement, FFP received a monthly management fee of $15,000 which cost is shared by INVG Mortgage and INVG Government Securities Corp.., an affiliate of the
Company.   Effective in January 1992, the day-to-day Administrative affairs of the Company are managed, subject to the supervision of the Board of Directors, under an Administration Agreement with TIS Asset Management, Inc. This agreement provided for a monthly fee of $16,000 for administrative services to be divided among the affiliated Companies.

     On August 6, 1993, the directors of the Company approved the 1993 Stock Option Plan (the "Plan"). Under the Plan, stock options of up to 34,000 shares of common stock may be granted. The plan provides for granting of stock options at an option price per share equal to 100 percent of the fair market value on the date of grant. These options have a term of five years and become exercisable ratably over a three year period commencing with the date of grant. During the current year, 17,000 options were granted with an option price of $7.125 per share, none of which were exercised as of December 31. 1993.

     During 1992, the Company paid to the President, who is also a Director of the Company, an Officer's consulting fee in lieu of a Directors fee.

Consulting Agreement
- --------------------
     At the Annual Meeting of Shareholders held on October 26, 1993, a consulting agreement with Page Mill Asset Management was ratified. Under this agreement, which is effective January 1, 1993, the Companies will pay Page Mill a monthly fee of $10,000 plus an incentive management fee. The incentive management fee, determined with respect to the Companies' performance each fiscal year is equal to 25% of the dollar amount, if any, by which the Companies' consolidated taxable income for such fiscal year, before payment of any incentive fee to Page Mill, net operating loss deductions arising from prior periods' losses and special Internal Revenue Code deductions pertaining to real estate investment trusts, plus certain other adjustments in accordance with generally accepted accounting principles, exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for such fiscal year. Under this agreement, the Company has recorded expense in the year ended December 31, 1993 of $120,000 and $774,000 for the monthly and incentive management fees, respectively. Page Mill Asset Management is 100% owned by Robert E. Greeley, Chairman of the Board and President of the Company.

Note 13 - Dividends

The Company declared dividends on its common stock of $0.50 per share in 1993 and $0.60 per share in 1992. All of the dividends are taxable as ordinary income. The Company's dividends are not eligible for the dividends received deduction for coprorations. No dividends were paid on the Company's common stock in 1991.

Note 14. - Short-term Debt

     At December 31, 1993 the Company owed $5,947,500 under five repurchase agreements with Kidder, Peabody & Co. These borrowings had initial terms of one month and are renewed on a month-to-month basis. The weighted average interest rate on these borrowings at December 31, 1993 was 3.607%. The debt is collateralized by some of the Company's Mortgage Derivative which have a fair value of $7,405,259.

Note 15.- Quarterly Financial Data (Unaudited)

                                            First         Second          Third         Fourth
                                           Quarter        Quarter        Quarter        Quarter         Total
- -----------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1993
Interest Income                           $15,732,374    $13,591,632    $13,912,712    $13,482,582    $56,719,300
Income (Loss) Before Extra-
   ordinary Item and Cumulative
   Effect of Accounting Change             25,234,097      (842,785)      (285,148)      (617,587)     23,488,577
Income (Loss) Before Cumulative
   Effect of Accounting Change              1,177,198      (976,417)      (285,148)      (617,587)      (701,954)
Net Income (Loss)                           1,177,198      (976,417)      (285,148)    (9,147,916)    (9,232,283)
Per Common Share
   Income (Loss) Before Extra-
     ordinary Item and Cumulative
     Effect of Accounting Change               $37.28        ($1.24)        ($0.42)        ($0.92)         $34.70
   Income (Loss) Before Cumulative
     Effect of Accounting Change                 1.73         (1.43)         (0.42)         (0.92)         (1.04)
   Net Income (Loss)                             1.73         (1.43)         (0.42)        (13.52)        (13.64)
Dividends Declared per Share                     0.10           0.10           0.10           0.20           0.50



                                   First         Second          Third         Fourth
                                  Quarter        Quarter        Quarter        Quarter         Total
- --------------------------------------------------------------------------------------------------------

Year Ended December 31, 1992
Interest Income                  $23,464,674    $24,132,734    $20,601,104    $20,783,573   $88,982,085
Income (Loss) Before
   Extraordinary Item               (195,686)     6,145,031       (746,235)      (633,352)    4,569,758
Net Income (Loss)                   (195,686)       506,828     (2,389,590)    (2,927,804)   (5,006,252)
Per Common Share
   Income (Loss) Before
     Extraordinary Item               ($0.29)         $9.01         ($1.09)        ($0.93)        $6.70
   Net Income (Loss)                   (0.29)           .74          (3.50)         (4.29)        (7.34)
Dividends Declared per Share            0.10           0.10           0.20           0.20          0.60


Note: Second and third quarter Net Income (Loss) for 1992 have been restated to reflect redemption of Series 1984-5 and 1984-1.

                      INVG MORTGAGE SECURITIES CORP.

                                SCHEDULE IX

                           SHORT-TERM BORROWINGS

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                               Maximum        Average       Weighted
                                               Weighted         Amount         Amount        Average
Category of                        Balance      Average    Outstanding    Outstanding  Interest Rate
Aggregate Short-term             at End of     Interest     During the     During the     During the
Borrowings                          Period         Rate         Period         Period         Period
- ----------------------------------------------------------------------------------------------------

Year Ended December 31, 1993
- ----------------------------
Repurchase Agreements           $5,947,500        3.61%    $13,074,500     $3,597,691          3.65%

Year Ended December 31, 1992
- ----------------------------
Repurchase Agreements           $8,308,529        3.66%     $8,513,134     $2,118,288          3.66%

Year Ended December 31, 1991
- ----------------------------
None                                  $-0-          N/A            N/A            N/A            N/A

ITEM 9: Changes in and Disagreements With Accountants on Accounting
        -----------------------------------------------------------
        and Financial Disclosure
        ------------------------

        Not applicable.

                                 PART III

ITEM 10:  Directors and Executive Officers of the Registrant
        --------------------------------------------------

     The directors and executive officers named below are the directors and executive officers of the Company as of March 31, 1994.  Vernon E. Gorman
served as a director and executive officer from February 15, 1990 through
his resignation as of December 31, 1991.   Mr. Russell Berg has served as a
director from  February 16, 1990.  Mr. Robert B. Ford was elected a director on March 26, 1992.


Directors and Executive Officers   Positions Held With Corporation    Age
- --------------------------------   -------------------------------    ---

Robert E. Greeley                  Chairman of the Board               61
                                   President and Treasurer.

Russell Berg                       Director and Secretary              73

Robert B. Ford                     Director                            44

     The term for the directors will expire at the next meeting of shareholders of INVG Mortgage. Currently there is no date set for such a meeting.

     Since the beginning of the Company's 1990 fiscal year, the Board of Directors has been seeking ways to reduce the Company's operating costs as the assets of the Company continue to attenuate through the normal process of repayments on the mortgages underlying those assets.

     In connection with attuning the Company to its less active nature and smaller size, the Company accepted the resignations of all of its officers and all but one of its directors effective December 31, 1989. The immediate reason for the resignation was the unavailability of directors' and officers' liability insurance at a reasonable cost. The sole remaining director, Robert E. Greeley, appointed new directors to the Board. As part of the program of cost reduction, the Board then amended the Company's by-laws to reduce the number of directors and officers to three each. The newly constituted board elected officers. Mr. Robert E. Greeley, a director since 1986, was elected to the positions of Chairman of the Board and President of the Company and its two subsidiaries, Investors GNMA and INVG Government.

     Mr. Greeley is a general partner of Cypress Cove Fund L.P., an investment partnership. He was Manager, Corporate Investment for Hewlett-
Packard Company, a diversified company, from 1979 to May 1991. He is also the investment advisor to the William and Flora Hewlett Foundation. Mr.
Greeley is a director of Morgan Grenfell Small Cap Fund and of Bunker Hill
Income Securities. He is also a principal in Page Mill Asset Management and Greeley Partners. Mr. Greeley also serves as a director of INVG
Mortgage and INVG Government.

     Mr. Berg has been the Managing Director of Viewpoints International, a management consulting organization since May 1986. Prior to that time he was Director of Marketing Communications for the Hewlett-Packard Company, from which Mr. Berg retired in May 1986. Mr. Berg is a member of the advisory board of Vantive Corp. and is a Trustee of the Sensory Aids
Foundation of Palo Alto. Mr. Berg is also a director of INVG Mortgage and INVG Government.

     Mr. Ford is currently an independent real estate and business consultant based in San Francisco, California. He was the General Manager of Trinity Properties of San Francisco, California, a commercial and residential property firm, from 1989 through 1991 and is now the president of his own international consulting firm.. From 1983 to 1989, he was with the Edward Plant Company of San Francisco, specializing in sales and leasing of real estate. He is a director of Cezar Industries and INVG
Mortgage.

     During 1993, the Board of Directors met ten times and each director attended at least 75% of the meetings of the Board. The Board of Directors does not have standing audit, nominating or compensation committees.

ITEM 11:  Executive Compensation
        ----------------------

     No directors, officers or employees of the Administrator (as defined herein) or its affiliated companies are directors or executive officers of the Company.

     For 1993, each director of the Company, other than those who are executive officers or employees of the Company, was entitled to receive a fee of $500 for each Board of Directors or committee meeting attended by that director (together with all actual out-of-pocket expenses incurred in connection with attendance at such meetings), plus additional compensation at an annual rate of $8,000. Robert E. Greeley, as president, received no compensation. With respect to those directors and officers who also serve on the Board of Directors of INVG Government and/or Investors GNMA, such compensation was paid jointly by the Company and such affiliates. During
1993 all directors and officers as a group consisting of 4 persons received from the Company aggregate remuneration in the amount of $87,000. Robert
E. Greeley received aggregate compensation from the Company of $60,000 for each of the years 1992 and 1991.

     As described in Note 12 to the financial statements, an incentive management fee of $774,000 payable to Page Mill Asset Management was accrued in 1993. This fee was unpaid as of March 31, 1994. Mr. Robert E.
Greeley, Chairman of the Board and President of the Company, is the sole stockholder of Page Mill Asset Management.

     The following table sets forth certain information with respect to options granted in 1993 to acquire common stock of the Company to its principal executive officers.


                                                                                  Potential
                                                                         Realizable Value at Assumed
                                                                         Annual Rates of Stock Price
                           Individual Grants                            Appreciation for Option Term
- -----------------------------------------------------------------------------------------------------

                     Options         % of    Exercise
Name                 Granted        Total       Price   Expiration Date             5%            10%
- ------------         -------        -----    --------   ---------------        -------        -------

Russell Berg           8,000        47.0%      $7.125     Oct. 27, 1998        $15,748        $34,799
Robert Ford            4,000        23.5%       7.125     Oct. 27, 1998          7,874         17,400

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     On March 17, 1993, INVG Government acquired 6,500 shares of the common stock of the Company. On November 10, 1993 and December 3, 1993 INVG Government acquired 1,200 and 1,000 shares, respectively, of the Company. These treasury stock acquisitions cost $55,568 and reduced the number of outstanding shares to 673,575.

     At March 30, 1994, the common stock, par value $.01 per share, of the Company beneficially owned by security holders holding 5% or more of the outstanding common stock of the Company was as follows:

    Name of                                  Amount and Nature
   Beneficial                                  of Beneficial     Percent of
     Owner                 Address               Ownership         Class
- ---------------    -----------------------   ------------------  ----------
Page Mill Asset    Meadow Wood Crown Plaza   253,800 Shares (1)    37.68%
   Management        1575 Delucchi Lane
                     Reno, Nevada  89502

     The table below sets forth, as of March 30, 1994, the number of shares of Common Stock beneficially owned by each director of the Company, and by all of the Company's officers and directors as a group, which information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                         Number of Shares     Percent of
Name and Address                        Beneficially Owned   Common Stock
                                                **

Robert E. Greeley                             253,800           37.68%
Russell Berg                                    3,000             ***
Robert B. Ford                                      0             ***
All Directors and Officers as a Group         256,800           38.12%

     All shares of the Company's common stock beneficially owned by security holders holding 5% or more of the outstanding common stock and by directors of the Company aggregate approximately 38.00% of the total outstanding shares of common stock of the Company.

* Each Director and executive officer of the Company may be reached through the Company at Meadow Wood Creek Plaza, 1575 Delucchi Lane, Suite 115-20, Reno, Nevada 89502.
** Unless otherwise indicated, the beneficial owner has sole voting and investment power.
*** Less than one percent of the outstanding shares of Common Stock.
(1) Of the 253,800 shares, all are beneficially owned by Robert Greeley and are included in his shares held. Mr. Greeley has no beneficial ownership in any shares other than those held by Page Mill Asset Management.

ITEM 13:  Certain Relationships and Related Transactions
          ----------------------------------------------

     The Company has entered into a Consulting Agreement with Page Mill Asset Management, 100% of which is owned by Robert E. Greeley, Chairman of the Board and President of the Company.

                                  PART IV

ITEM 14:  Exhibits, Financial Statements Schedules and Reports on Form 8-K
          ----------------------------------------------------------------

(a)  Documents filed as part of this report:

        (1)  Financial statements of the Company - as listed in the
   "Index to Financial      Statements" included in Part II, Item 8 of
   this Form 10-K.

     (2)  Financial statement schedules - Schedule IX

     All financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is given in the consolidated financial statements and notes included in Part II, Item 8 of this Form 10-K.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1993.
(c)  Exhibits

The following exhibits (unless incorporated by reference to another report) are included in a separate volume filed with this report and are identified by the numbers indicated.

Exhibit
   No.    Description
- -------   -----------

3.1 Articles of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1987)

3.2       By-Laws of the Company (Incorporated by reference from Exhibit
          3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1986)

4.1 Indenture, between Investors GNMA and Chemical Bank, as trustee (Incorporated by reference from Exhibit 4.1 to Investors GNMA Report on Form 8-K dated January 30, 1984 (File No. 2-85391))

4.2 Supplement to Indenture for Series 1983-1 Bonds of Investors GNMA (Incorporated by reference from Exhibit 4.2 to the Company's Report on Form 8-K dated January 30, 1984 (File No. 2-85391)

4.3 Supplement to Indenture for Series 1984-1 Bonds of Investors GNMA (Incorporated by reference from Exhibit 4.3 to Investors GNMA Report on Form 8-K dated January 30, 1984 (File No. 2-85391))

4.4 Supplement to Indenture for Series 1984-2 Bonds of Investors GNMA (Incorporated by reference from Exhibit 4.5 to Investors GNMA Report on Form 8-K dated April 30, 1984 (File No. 2-85391))

4.5 Supplement to Indenture for Series 1984-3 Bonds of Investors GNMA (Incorporated by reference from Exhibit 4.4 to Investors GNMA Report on Form 10-K for the year ended December 31, 1985 (File No. 2-85391))

4.6 Supplement to Indenture for Series 1984-4 Bonds of Investors GNMA (Incorporated by reference from Exhibit 4.4 to Investors GNMA Report on Form 10-K for the year ended December 31, 1985 (File No. 2-85391))

4.7 Supplement to Indenture for Series 1984-5 Bonds of Investors GNMA (Incorporated by reference from Exhibit 4.4 to Investors GNMA Report on Form 10-K for the year ended December 31, 1985 (File No. 2-85391))

4.8 Pledge Agreement, between Investors GNMA and Chemical Bank (Incorporated by reference from Exhibit 4.4 to Investors GNMA Report on Form 8-K dated January 30, 1984 (File No. 2-85391))

4.9 Indenture dated as of December 1, 1986 between INVG Government Securities Corp. and Texas Commerce Bank National Association (Incorporated by reference from Exhibit 4.1 to INVG Government Report on Form 10-K for the year ended December 31, 1986)

4.10 Series A Supplement to Indenture dated as of December 30, 1986 between INVG Government Securities Corp. and Texas Commerce Bank National Association (Incorporated by reference from Exhibit 4.2 to INVG Government Report on Form 10-K for the year ended December 31, 1986)

10.1 Management Agreement dated as of May 12, 1986 among the Company, Investors GNMA and INVG Government (Incorporated by reference from Exhibit 10.1 to INVG Government Report on Form 10-K for the year ended December 31, 1987)

10.2 Advisors Agreement dated as of February 14, 1990 among the Company, INVG Government and Investors GNMA (Incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-K for the year ended December 31, 1989)

10.3 Administration Agreement dated as of December 1, 1991 among the Company, INVG Government and Investors GNMA and TIS Asset Management, Inc.

13.1 The Company's Annual Report to Shareholders for 1993 (Furnished for the information of the Commission and not deemed to be filed except for those portions which are expressly incorporated by reference into this Form 10-K)

22.1 List of Subsidiaries (Incorporated by reference from Exhibit 22.1 to the Company's Report on Form 10-K for the year ended December 31, 1986)

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INVG MORTGAGE SECURITIES CORP.



                         By:  /s/ Robert E. Greeley
                            ---------------------------
                                  Robert E. Greeley
                                  Chairman of the Board


Date:  April 14, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Date                  Title
- ---------                           ----                  -----

/s/ Robert E. Greeley          April 14, 1994   Chairman of The Board,
- ---------------------                           President and Treasurer.
Robert E. Greeley                               (Principal Executive and
                                                Financial Officer)


/s/ Russell Berg               April 14, 1994   Director and Secretary
- ---------------------
Russell Berg


/s/ Robert B. Ford             April 14, 1994   Director
- ---------------------
Robert B. Ford

BOARD OF DIRECTORS                   LEGAL COUNSEL
     RUSSELL BERG                         Marron Reid & Sheehy
     Director,                            San Francisco, CA
     Viewpoints International

     ROBERT B. FORD                  INDEPENDENT ACCOUNTANTS
     Independent Real Estate              Deloitte & Touche
     Consultant                           New York, NY

     ROBERT E. GREELEY               ADMINISTRATOR
     General Partner,                     TIS Asset Management, Inc.
     Cypress Cove Fund L.P.               655 Montgomery Street  #800
                                          San Francisco, CA  94111

CUSTODIAN, TRANSFER AGENT AND DIVIDEND PAYING AGENT
     Harris Trust
     110 William Street
     New York, NY  10038

A copy of the Company's Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to:

     INVG Mortgage Securities Corp.
     Meadow Wood Crown Plaza
     1575 Delucchi Lane, Suite 115-20
     Reno, Nevada  89502