Form 10-Q
period 1994-03-31
INVG MORTGAGE SECURITIES CORP /DE/
filed 1994-05-16
CIK 792014

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1994

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                        Commission File No. 0-14447

                      INVG MORTGAGE SECURITIES CORP.

          (Exact name of Registrant as specified in its Charter)

                     Maryland                          13-3397560
         (State or other jurisdiction of             (IRS Employer
          incorporation or organization)          Identification No.)

             Meadow Wood Crown Plaza
         1575 Delucchi Lane, Suite 115-20                89502
                   Reno, Nevada                        (Zip Code)
     (Address of principal executive offices)

     Registrant's telephone number, including area code (702) 828-5405
 ________________________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date

    Class of Common Stock                Outstanding at May 13, 1994
    ---------------------                ---------------------------
        $.01 Par Value                          640,075 Shares
                                        (Exclusive of Treasury Stock)

                      INVG MORTGAGE SECURITIES CORP.

                                   Index

                      Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)                   Page Number

     Condensed Consolidated Statements of Income
          Three months ended March 31, 1994 and 1993              3

     Condensed Consolidated Balance Sheets
          March 31, 1994 and December 31, 1993                    4

     Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1994 and 1993              5

     Notes to Condensed Consolidated Financial Statements         6


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         12


                        Part II.  Other Information

Item 4.  Results of Votes of Security Holders                    13


Item 6.  Exhibits and Reports on Form 8-K                        13

Part I.  Financial Information

Item 1.  Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31
                                                       ----------------------------
                                                       1994           1993
- -----------------------------------------------------------------------------------
Interest Income
  Mortgage Certificates, net                              $8,882,529    $15,732,374
  Mortgage Derivative Investments                            698,948              0
                                                       -------------  -------------
     Total Interest Income                                 9,581,477     15,732,374
Interest Expense                                           9,394,958     16,259,174
                                                       -------------  -------------
     Net Interest Income (Loss)                              186,519       (526,800)
Gain on Sale of GNMA Certificates                          4,500,169     25,954,618
Other Income                                                  70,505              0
                                                       -------------  -------------
     Total Income                                          4,757,193     25,427,818
                                                       -------------  -------------
Expenses
  Incentive Management Fee                                   213,638              0
  Professional Fees                                           10,514         45,485
  Trustee Fees                                                 2,397         18,482
  Management Fees                                             78,000         78,000
  Directors' Fees                                              7,000          8,000
  State and Local Taxes                                            0          9,310
  General and Administrative                                  37,285         34,444
                                                       -------------  -------------
     Total Expenses                                          348,834        193,721
                                                       -------------  -------------

Income before Extraordinary Item                           4,408,359     25,234,097
                                                       -------------  -------------

Extraordinary Item - Loss from Redemption of Bonds         2,250,778     24,056,899
                                                       -------------  -------------

Net Income                                                $2,157,581     $1,177,198
                                                       =============  =============
- -----------------------------------------------------------------------------------
Per Common Share
  Income before Extraordinary Item                             $6.62         $37.04
  Net Income                                                   $3.24          $1.73

  Dividends Declared                                           $0.20          $0.10

Weighted Average Shares Outstanding                          665,792        681,264
- -----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

                      INVG MORTGAGE SECURITIES CORP.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,    December 31,
                                                           1994           1993
                                                       -------------  -------------
                                                        (Unaudited)
ASSETS
  Cash and Cash Equivalents                               $2,922,749     $4,464,990
  Government National Mortgage
     Association Certificates, at amortized cost         208,001,362    287,539,482
  Mortgage Derivative Investments                         11,767,310      9,396,136
  Accrued Interest Receivable                              2,131,674      2,803,778
  Deferred Issuance Costs                                  1,684,334      2,210,462
  Organization Costs                                          46,602         46,602
  Other Investments                                        3,301,056      2,301,244
                                                       -------------  -------------
     Total Assets                                       $229,855,087   $308,762,694
                                                       =============  =============
- -----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  GNMA-Backed Sequential Pay Bonds                      $208,491,310   $285,297,098
  Accrued Interest Payable                                 1,991,807      2,153,064
  Short-term Debt                                          4,799,750      5,947,500
  Incentive Management Fee Payable                           987,638        774,000
  Payable to Broker                                                0      2,704,621
  Accrued Expenses and Other Liabilities                     108,995        146,878
  Dividends Payable                                          136,455        136,455
                                                       -------------  -------------
     Total Liabilities                                   216,515,955    297,159,616
                                                       -------------  -------------

Stockholders' Equity
  Common Stock, $.01 Par Value;
     25,000,000 Shares Authorized;
     682,275 Shares Issued and Outstanding                     6,823          6,823
  Additional Paid-in Capital                              15,103,692     15,103,692
  Treasury Shares (42,200 shares at March 31, 1994)         (340,640)       (55,568)
  Retained Earnings (Deficit)                             (1,430,743)    (3,451,869)
                                                       -------------  -------------
     Total Stockholders' Equity                           13,339,132     11,603,078
                                                       -------------  -------------

     Total Liabilities and Stockholders' Equity         $229,855,087   $308,762,694
                                                       =============  =============
- -----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

       >
                      INVG MORTGAGE SECURITIES CORP.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           1994           1993
                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                        $2,157,581     $1,177,198
                                                       ------------   ------------
Adjustments to reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Amortization of Deferred Bond Issuance Costs             526,128      1,031,515
   Amortization of Bond Discount                          4,308,579     12,189,711
   Amortization of Discount on Government
     National Mortgage Association Certificates, Net     (1,493,274)   (10,043,850)
   Earnings of Mortgage Derivative Investments             (698,948)             0
   Carrying Value of Investment Sold                         78,736              0
   Decrease in Accrued Interest Receivable                  672,104        796,767
   Increase in Incentive Management Fee Payable             213,638              0
   Decrease in Accrued Expenses                             (37,883)      (682,427)
   Decrease in Accrued Interest Payable                    (161,257)    (1,336,457)
                                                       ------------   ------------
     Total Adjustments                                    3,407,823      1,955,259
                                                       ------------   ------------

     Net Cash Provided by Operating Activities            5,565,404      3,132,457
                                                       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Principal Amount of
 Government National Mortgage Association                81,031,394    153,860,321
Certificates
Decrease in Due to Broker                                (2,704,621)             0
Investment in Mortgage Derivative Investments            (4,205,432)             0
Cash Receipts from Mortgage Derivative Investments        2,454,470              0
Purchase of Other Investments                            (1,000,000)             0
Cash Receipts from Other Investments                            188              0
                                                       ------------   ------------
     Net Cash From Investing Activities                  75,575,999    153,860,321
                                                       ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Principal Amount of
 GNMA-Backed Sequential Pay Bonds                       (81,114,367)  (146,184,338)
Decrease in Short-term Debt                              (1,147,750)    (8,308,529)
Repurchase of Common Stock                                 (285,072)       (39,813)
Dividends Paid                                             (136,455)      (136,455)
                                                       ------------   ------------
     Net Cash Used in Financing Activities              (82,683,644)  (154,669,135)
                                                       ------------   ------------

Net Increase in Cash and Cash Equivalents                (1,542,241)     2,323,643
Cash and Cash Equivalents at Beginning of Period          4,464,990      2,645,568
                                                       ------------   ------------

Cash and Cash Equivalents at End of Period               $2,922,749     $4,969,211
                                                       ============   ============

See Notes to Condensed Consolidated Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1. - Basis of Presentation

     In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994 and the results of operations and the cash flows for the three months ended March 31, 1994 and 1993. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1993 financial statements and notes thereto.

Note 2. - Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Investors GNMA Mortgage-Backed Securities Trust, Inc. and INVG Government Securities Corp. All significant intercompany balances and transactions have been eliminated.

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

     Held-to-Maturity. The investment in GNMA Certificates is classified as a held-to-maturity investment. In connection with the fourth quarter adoption of SFAS 115 and consistent with the consensus reached by the Emerging Issues Task Force on Issue No. 93-18, the Company measures other than temporary impairment by comparing the net cash flows from the GNMA Certificates (net of GNMA Bonds principal and interest payments and related trustee expenses) discounted at a risk free rate to the net carrying value of the GNMA Certificates (i.e. net of GNMA Bond liabilities). If such discounted cash flows are less than the net carrying value, the Company records a reserve to reduce the net carrying value to fair value. For purposes of determining fair value, the Company discounts the net cash flows as discussed above using an estimated risk adjusted rate of return. In connection with the adoption of SFAS 115, the Company recorded a charge of $8,530,329 in the fourth quarter representing the cumulative effect of the change in accounting principle.

     Available-for-Sale. The Company is not in the business of trading its mortgage-related assets, however, from time to time the Company may sell an asset as part of the Company's efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore the Company has classified its investments in CMO Residual Interests and REMIC Residual interests as available-for-sale. They are carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders equity until realized. Available-for-sale investments are also subject to write down whenever the fair value is less than the future projected cash flows discounted at a risk-free rate. None of the Company's available-for-sale investments were subject to write down as of March 31, 1994.

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

     The GNMA Certificates are being used as collateral for the GNMA-Backed Sequential Pay Bonds (the "Bonds"). Information with respect to such GNMA Certificates is as follows:

                                                                   COST LESS
                    BOND     INTEREST      DUE      PRINCIPAL     UNAMORTIZED        FAIR
CERTIFICATES       SERIES      RATE       DATE        AMOUNT        DISCOUNT        VALUE
- ----------------------------------------------------------------------------------------------
March 31, 1994
                   1984-2      8.0%       2008     $112,889,645   $90,389,290    $114,089,097
                   1984-3      9.0%       2009       78,157,987    60,487,327      81,968,189
                   1984-4      11.0%      2013       73,880,484    65,655,074      84,223,751
                   INVG A   See Note 5                        0             0
Reserve                                                            (8,530,329)
                                                   ------------------------------------------
Total                                              $264,928,116  $208,001,362    $280,281,037
                                                   ==========================================

December 31, 1993
                   1984-2      8.0%       2008     $119,192,348    $95,723,477    $125,455,610
                   1984-3      9.0%       2009       85,449,168     66,836,229      91,377,204
                   1984-4      11.0%      2013       80,905,716     72,270,472      92,030,252
                   INVG A    Variable     2017       60,442,679     61,239,633      65,709,245
Reserve                                                             (8,530,329)
                                                   ------------------------------------------
Total                                              $345,989,911   $287,539,482    $374,572,311
                                                   ==========================================

Note 4. - GNMA-Backed Sequential Pay Bonds

     The Bonds are collateralized by the GNMA Certificates. Information with respect to such Bonds is as follows:


                    BOND      STATED       DUE      PRINCIPAL     UNAMORTIZED
BONDS              SERIES    MATURITY     DATE        AMOUNT        DISCOUNT         NET
- ----------------------------------------------------------------------------------------------
March 31, 1994
                   1984-2     7.875%      2008     $112,889,085    $27,368,637     $85,520,448
                   1984-3   8.875-9.0%    2009       78,157,532     19,676,055      58,481,477
                   1984-4     10.875%     2013       73,879,797      9,390,412      64,489,385
                   INVG A   See Note 5                        0              0               0
                                                   ------------------------------------------
Total                                              $264,926,414    $56,435,104    $208,491,310
                                                   ==========================================


                    BOND      STATED       DUE      PRINCIPAL     UNAMORTIZED
BONDS              SERIES    MATURITY     DATE        AMOUNT        DISCOUNT         NET
- ----------------------------------------------------------------------------------------------
December 31, 1993
                   1984-2     7.875%      2008     $119,161,788    $28,472,377     $90,689,411
                   1984-3   8.875-9.0%    2009       85,448,713     20,690,041      64,758,672
                   1984-4     10.875%     2013       80,905,029      9,856,967      71,048,062
                   INVG A    Variable     2017       60,525,251      1,724,298      58,800,953
                                                   ------------------------------------------
Total                                              $346,040,781    $60,743,683    $285,297,098
                                                   ==========================================

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

Note 5. - Redemption of Series A Bonds

     On January 5, 1994 the Board of Directors of the Company authorized an optional redemption of the Series A Bonds on February 1, 1994 pursuant to the call provisions of the Series A Bonds. On January 24, 1994, the GNMA Certificates securing the Series A Bonds were sold. The Company realized a gain of $4,500,000 from the sale of the GNMA Certificates. On February 1, 1994, the Series A Bonds were redeemed at par. After accounting for expenses, including amortization of discounts and premiums, the Company incurred an extraordinary loss of $2,250,000 from the redemption of the Series A Bonds. The net cash the Company received from this series of transactions was $5,000,000.

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

     For financial accounting purposes the Series 1984-1 Bonds that the Company acquired in 1992 were considered redeemed in 1992. As a result, the Company realized an extraordinary loss in the fourth quarter of 1992 of $3,387,807. In 1993 the Company realized a gain of $11,024,421 from selling the GNMA Certificates securing the Series 1984-1 Bonds. After accounting for expenses, including amortization of discounts, the Company realized in the first quarter of 1993 an extraordinary loss of $8,291,052 from the retirement of the Series 1984-1 Bonds. The net cash the Company received from this series of transactions was $673,436.

Note  7. - Tender and Redemption of Bond Series 83-1

     On December 9, 1992, the Company commenced a tender offer (the "Offer") for all of its outstanding Series 1983-1 Bonds and a solicitation of consents to amend the provisions of the related Indenture to permit the Company to redeem Bonds of such Series not tendered pursuant to the 1983-1 Offer. On February 12, 1993, after obtaining the consent of not less than a majority in principal amount of the outstanding Series 1983-1 Bonds, the Company and the Trustee entered into an amendment to the Indenture which permitted the Company to redeem any Series 1983-1 Bonds not tendered pursuant to the 1983-1 Offer. On February 25, 1993, after giving consideration to the scheduled payments, the Company (i) purchased $68,946,187 aggregate principal amount of the Series 1983-1 Bonds tendered pursuant to the 1983-1 Offer for an aggregate purchase price and consent payment of 113.5% of such aggregate principal amount, plus accrued interest to the purchase date, or a total of $78,787,507 and (ii) redeemed the remaining $458,068 of Series 1983-1 Bonds for par plus accrued interest to the redemption date. The Company realized in the first quarter of 1993 a gain of $14,930,197 from selling the GNMA Certificates securing the Series 1983-1 Bonds. After accounting for expenses, including amortization of discounts, the Company realized an extraordinary loss in the first quarter of $15,765,847 from the retirement of the Series 1983-1 Bonds. The net cash the Company received from this series of transactions was $423,737.

Note 8. - Mortgage Derivative Investments

     Presented below is a schedule of mortgage derivative investments held by the Company.

                                                                                              CARRYING
                                                                                                 VALUE
                                     PURCHASE           %                      PURCHASE      MARCH 31,
RESIDUAL SERIES                          DATE   OWNERSHIP     COLLATERAL          PRICE           1994
- ------------------------------------------------------------------------------------------------------
Merrill Lynch Trust 8-R         Aug. 10, 1993     68.850%    FHLMC 9.50%     3,600,000     $2,337,975
FNMA REMIC 92-G64 R             Aug. 26, 1993     100.00%     GNMA 8.00%     3,668,000        680,888
Ryland IV Series 94-R          Sept. 14, 1993     100.00%    GNMA 10.00%     1,250,000      1,422,149
FHLMC REMIC 1424-R             Sept. 27, 1993     100.00%    FHLMC 8.00%       377,108         26,952
Paine Webber G-3                Oct. 14, 1993      25.00%    FNMA 12.00%       318,719        289,618
FHLMC REMIC 9-R                 Oct. 14, 1993      37.00%   FHLMC 10.01%     1,056,747        821,268
Drexel Burnham Q-7              Dec. 10, 1993    42.0869%    FNMA 10.00%       745,361        704,573
Santa Barbara 1-A               Dec. 10, 1993       6.00%    FHLMC 9.50%       576,912        433,160
CMOT Series 5-R                 Dec. 10, 1993      49.00%     FNMA 9.50%       560,682        605,503
CMOT Series 6-R                 Dec. 10, 1993     49.000%    FHLMC 9.50%       154,713        173,976
Thomson McKinnon 2              Jan. 18, 1994     100.00%    FHLMC 9.50%     1,000,000      1,059,009
Merrill Lynch Trust 3           Jan. 27, 1994    24.2309%    GNMA 11.00%       640,432        626,484
Morgan Stanley Trust E          Feb. 14, 1994      42.00%   FHLMC 9.308%       315,000        326,358
Kidder Peabody Trust 3          Feb. 14, 1994      11.27%   FHLMC 9.214%       250,000        257,106
Ryan Mortgage IV - 3            Mar. 28, 1994     100.00%    GNMA 12.00%       800,000        801,417
Ryan Mortgage IV - 4            Mar. 28, 1994     100.00%    FNMA 10.00%       400,000        400,426
CMIT Series 7                   Mar. 30, 1994     100.00%     GNMA 9.50%       800,000        800,448
                                                                                         ------------
     Total                                                                                $11,767,310
                                                                                         ============

     In accordance with FASB-107, the Company shall disclose the fair value of financial instruments for which it is practicable to estimate that value. The Company has disclosed in Notes 3 and 4 the fair value of the GNMA Certificates based on market prices for comparable instruments as of March 31, 1994. However, the Company is unable to sell the GNMA Certificates and therefore realize any gain until the Bonds which are collateralized by the certificates either mature or are called in accordance with the underlying bond indenture. For purposes of determining fair value of the GNMA Certificates, the Company uses the cash flows from GNMA Certificates net of bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the GNMA Certificates at a current market price. These cash flows are discounted at a fair value rate of 12%. The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of March 31, 1994:


BOND SERIES                 COLLATERAL       PSA       FAIR VALUE
- -----------------------------------------------------------------
Series 1984-2               GNMA 8.00%      156%       $  493,943
Series 1984-3               GNMA 9.00%      218%          321,077
Series 1984-4              GNMA 11.00%      280%          728,505
                                                    -------------
     Total Fair Value                                  $1,543,525
                                                    =============

     The Company computes the estimated fair value of its mortgage derivative investments, including CMO Residuals and REMIC Residuals, by projecting anticipated future cash flows and discounting those cash flows at discount rates established in market transactions for securities having similar characteristics and backed by collateral of similar rate and term. The Company has used available market information as of March 31, 1994 and has concluded that the fair value of the mortgage derivative investments at that date was approximately equal to the carrying value of $11,767,000 as of March 31, 1994. These values are before expenses for trustee, auditing, administration, legal and other requirements for Securities and Exchange Commission registration.

Note 9.   Other Investments

     Presented below is a schedule of other investments held by the Company at March 31, 1994.

                                                                              BOOK VALUE
                                                    PURCHASE     PURCHASE      MARCH 31,
DESCRIPTION                                             DATE        PRICE           1994
- ----------------------------------------------------------------------------------------
10,000 RJR Nabisco Preferred                   Aug. 18, 1993      250,000       $250,000
50,000 GNMA 7% Certificates                    July 19, 1993       51,445         51,056
Interest in Pine Street Associates, L.P.       Dec. 30, 1993    2,000,000      2,000,000
Bennett/Lawrence Partners                       Jan. 4, 1994      750,000        750,000
Argentina Growth Fund                          Jan. 27, 1994      250,000        250,000
                                                                           -------------
                                                                              $3,301,056
                                                                           =============

Note 10. - Short-Term Debt

     At March 31, 1994 the Company owed $4,799,750 under six repurchase agreements. These borrowings had initial terms of one month and are renewed on a month-to-month basis. The weighted average interest rate of these borrowings at March 31, 1994 was 3.94%. The debt is collateralized by some of the Company's mortgage derivative investments.

Note 11. - Consulting Agreement

     Under the terms of a consulting agreement with Page Mill Asset Management, the Company will pay a monthly fee of $10,000 plus an incentive management fee. The incentive management fee is equal to 25% of the amount, if any, by which the annual consolidated taxable income of the group exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for the year. Under this agreement, the Company has recorded expense in the three months ended March 31, 1994 of $30,000 and $213,638 for the monthly and incentive management fees, respectively. The amount of incentive management fee is based on an estimate of consolidated taxable income for the three months ended March 31, 1994. Taxable income cannot be precisely determined until the end of the entire fiscal year.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS

Three months Ended March 31, 1994 compared to 1993
- --------------------------------------------------
Net income for the three months ended March 31, 1994 amounted to $2,157,581 or $6.62 per share. This compares to net income of $1,177,198, or $1.73 per share for the three months ended March 31, 1993. Results for both the 1994 and 1993 periods included gains from sales of GNMA Certificates as well as extraordinary losses from the redemption of bonds. The table below indicates the results of operations exclusive of these items:

                                                       Three Months Ended
                                                  ----------------------------
                                                      1994           1993
                                                  ------------   ------------
Net Income                                          $2,157,581    $ 1,177,198
Less Gain on Sale of GNMA Certificates              (4,500,169)   (25,954,618)
Plus Loss from Redemption of Bonds                   2,250,778     24,056,899
                                                  ------------   ------------
Net Income (Loss) from Remaining CMO Issuance
    Investments and Other Operations                  ($91,810)     ($720,521)
                                                  =============  =============

The decline in the net loss from remaining CMO Issuance Investments and other operations is attributable to the following:

                                   Three Months Ended
                              ----------------------------
                                      1994           1993          Change
                              ------------   ------------    ------------
Net Interest Income (Loss)        $186,519      ($526,800)      $713,319
Other Income                        70,505              0         70,505
Incentive Management Fee          (213,638)             0       (213,638)
Other Operating Expenses          (135,196)      (193,721)        58,525
                              ------------   ------------    ------------
                                  ($91,810)     ($720,521)      $628,711
                              =============  =============  ============

The composition of net interest income (loss) is these periods is as follows:

                                                       Three Months Ended
                                                  ---------------------------
                                                          1994           1993          Change
                                                  ------------   ------------    ------------
Interest from GNMA Certificates                     $6,573,433    $12,235,916    ($5,662,483)
Interest on Bonds                                    6,564,021     12,003,552     (5,439,531)
                                                  ------------   ------------    ------------
  Net Interest Margin                                    9,412        232,364       (222,952)
Amortization of Discount                             2,269,519      3,476,021     (1,205,502)
Amortization of Bond Discount and
  Bond Issuance Costs                               (2,782,480)    (4,228,875)     1,446,395
Income from Mortgage Derivative Investments            698,948              0        698,948
Interest on Short-term Debt                            (48,457)       (26,747)       (21,710)
Other Interest Income                                   39,577         20,437         19,140
                                                  ------------   ------------    ------------
Net Interest Income (Loss)                            $186,519      ($526,800)      $713,319
                                                  ============   =============  ============

Net interest margin (interest from GNMA certificates less interest on bonds) declined in 1994 because of the redemptions of Series 1983-1 and 1984-1 in the first quarter of 1993 and the redemption of Series A in the first quarter of 1994. These redemptions also caused the declines in amortizations. Income from Mortgage Derivative Investments exists only in 1994 as these investments were made in the last half of 1993. A number of purchases of Mortgage Derivative Investments were financed with short-term debt which accounts for the increase in that area.

On March 11, 1994 the Company declared a distribution of $0.20 per share, payable on April 15, 1994 to shareholders of record as of March 31, 1994.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations of the Company totaled $5,565,404 for the three months ended March 31, 1994 and $3,132,457 for the three months ended March 31, 1993. Cash and cash equivalents of the Company decreased during the first three months of 1994 by $1,542,241 but increased $2,323,643 in the first three months of 1993.

The Company had total assets of $229.9 million at March 31, 1994. At March 31, 1994, GNMA Certificates collateralizing the Bonds comprised $208.0 million of the assets and deferred issuance costs accounted for $1.7 million of the assets.

The Company had no capital expenditures in the quarter ended March 31, 1994.

PART II - OTHER INFORMATION
- ---------------------------

Item 4.   Results of Votes of Security Holders
          ------------------------------------
          Not Applicable

Item 5.   Other Information
          -----------------
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INVG MORTGAGE SECURITIES CORP.




                         By:  /s/ Robert E. Greeley
                             -------------------------------------
                               Robert E. Greeley
                               Chairman of the Board,
                               President and Treasurer.
                              (Principal Executive and Financial Officer)

Dated:    May 13, 1994