Form 10-Q
period 1994-06-30
INVG MORTGAGE SECURITIES CORP /DE/
filed 1994-08-19
CIK 792014

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date

    Class of Common Stock               Outstanding at August 12, 1994
    ---------------------                ---------------------------
        $.01 Par Value                          620,475 Shares
                                        (Exclusive of Treasury Stock)

                      INVG MORTGAGE SECURITIES CORP.

                                   Index

                      Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)                   Page Number

     Condensed Consolidated Statements of Income
          Three months and six months
          ended June 30, 1994 and 1993                            3

     Condensed Consolidated Balance Sheets
          June 30, 1994 and December 31, 1993                     4

     Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1994 and 1993                 5

     Notes to Condensed Consolidated Financial Statements         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     12


                        Part II.  Other Information

Item 1.  Legal Proceedings                                       14

Item 4.  Results of Votes of Security Holders                    14

Item 6.  Exhibits and Reports on Form 8-K                        14

Part I.  Financial Information

Item 1.  Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                     June 30,
                                                       ----------------------------  ----------------------------
                                                       1994           1993           1994           1993
- - -----------------------------------------------------------------------------------------------------------------
Interest Income
  Mortgage Certificates, net                             $12,345,965    $13,591,632    $21,228,494    $29,324,006
  Residual Interests                                         471,230              0      1,170,178              0
                                                       -------------  -------------  -------------  -------------
     Total Interest Income                                12,817,195     13,591,632     22,398,672     29,324,006
Interest Expense                                          12,202,358     14,256,578     21,597,316     30,515,752
                                                       -------------  -------------  -------------  -------------
     Net Interest Income (Loss)                              614,837       (664,946)       801,356     (1,191,746)
Gain on Sales of Investments                                 (25,228)             0         30,546              0
Gain on Sale of GNMA Certificates                                  0              0      4,500,169     25,954,618
Valuation Reserve Provision                                 (985,402)             0       (985,402)             0
Other Income                                                  (8,782)             0          5,949              0
                                                       -------------  -------------  -------------  -------------
     Total Income                                           (404,575)      (664,946)     4,352,618     24,762,872
                                                       -------------  -------------  -------------  -------------
Expenses
  Incentive Management Fee                                   175,364              0        389,002              0
  Professional Fees                                          143,879         67,547        154,393        113,032
  Trustee Fee                                                 29,099         16,363         31,496         34,845
  Management Fee and Officers' Compensation                   78,000         58,000        156,000        136,000
  Directors' Fees                                              3,000         10,500         10,000         18,500
  General and Administrative                                  42,673         25,429         79,958         69,183
                                                       -------------  -------------  -------------  -------------
     Total Expenses                                          472,015        177,839        820,849        371,560
                                                       -------------  -------------  -------------  -------------

Income (Loss) before Extraordinary Item                     (876,590)      (842,785)     3,531,769     24,391,312
Extraordinary Item - Loss from Redemption of Bonds                 0       (133,632)    (2,250,778)   (24,190,531)
                                                       -------------  -------------  -------------  -------------

Net Income (Loss)                                          ($876,590)     ($976,417)    $1,280,991       $200,781
                                                       =============  =============  =============  =============
- - -----------------------------------------------------------------------------------------------------------------
Per Common Share
  Income (Loss) before Extraordinary Item                     ($1.38)        ($1.25)         $5.42         $36.09
  Net Income (Loss)                                           ($1.38)        ($1.44)         $1.97          $0.30

  Dividends Declared                                           $0.20          $0.10          $0.40          $0.20

Weighted Average Shares Outstanding                          636,449        685,775        651,072        678,504
- - -----------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

                      INVG MORTGAGE SECURITIES CORP.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,     December 31,
                                                           1994           1993
                                                       -------------  -------------
                                                        (Unaudited)
ASSETS
  Cash and Cash Equivalents                               $1,512,731     $4,464,990
  Government National Mortgage
     Association Certificates, at amortized cost         194,403,207    287,539,482
  Other Mortgage Certificates                             12,044,406              0
  Mortgage Derivative Investments                         12,656,841      9,396,136
  Accrued Interest Receivable                              1,955,239      2,803,778
  Deferred Issuance Costs                                  1,480,166      2,210,462
  Organization Costs                                          46,602         46,602
  Other Investments                                        2,683,000      2,301,244
                                                       -------------  -------------
     Total Assets                                       $226,782,192   $308,762,694
                                                       =============  =============
- - -----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  GNMA-Backed Sequential Pay Bonds                      $195,229,998   $285,297,098
  Accrued Interest Payable                                 1,851,435      2,153,064
  Short-term Debt                                         16,909,750      5,947,500
  Incentive Management Fee Payable                           389,002        774,000
  Payable to Broker                                                0      2,704,621
  Accrued Expenses and Other Liabilities                     108,995        146,878
  Dividends Payable                                          136,455        136,455
                                                       -------------  -------------
     Total Liabilities                                   214,625,635    297,159,616
                                                       -------------  -------------

Stockholders' Equity
  Common Stock, $.01 Par Value;
     25,000,000 Shares Authorized;
     682,275 Shares Issued and Outstanding                     6,823          6,823
  Additional Paid-in Capital                              15,103,692     15,103,692
  Treasury Shares (61,800 shares at June 30, 1994)          (529,244)       (55,568)
  Retained Earnings (Deficit)                             (2,424,714)    (3,451,869)
                                                       -------------  -------------
     Total Stockholders' Equity                           12,156,557     11,603,078
                                                       -------------  -------------

     Total Liabilities and Stockholders' Equity         $226,782,192   $308,762,694
                                                       =============  =============
- - -----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

       >
                      INVG MORTGAGE SECURITIES CORP.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                  Six Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                1994           1993
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                    $1,280,991       $200,781
                                                            ------------   ------------
Adjustments to reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Amortization of Deferred Bond Issuance Costs                  730,296      1,236,742
   Amortization of Bond Discount                              10,533,149     16,657,306
   Amortization of Discount on Government
     National Mortgage Association Certificates, Net          (6,986,939)   (13,831,713)
   Earnings of Mortgage Derivative Investments                (1,170,178)             0
   Gain on Sales of Investments                                  (30,546)             0
   Decrease in Reserve for Loss on Investments                   (77,062)             0
   Decrease in Accrued Interest Receivable                       848,539      1,613,894
   Decrease in Incentive Management Fee Payable                 (384,998)             0
   Decrease in Accrued Expenses                                  (37,883)      (682,426)
   Decrease in Accrued Interest Payable                         (301,629)    (1,495,382)
                                                            ------------   ------------
     Total Adjustments                                         3,122,749      3,498,421
                                                            ------------   ------------

     Net Cash Provided by Operating Activities                 4,403,740      3,699,202
                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Principal Amount of
 Government National Mortgage Association Certificates       100,517,276    181,938,036
Investment in Other Mortgage Certificates                    (11,527,555)             0
Investment in Mortgage Derivative Investments                 (6,755,432)    (4,257,989)
Cash Receipts from Investments                                 4,479,843              0
Purchase of Other Investments                                 (1,000,000)      (322,500)
                                                            ------------   ------------
     Net Cash From Investing Activities                       85,714,132    177,357,547
                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Principal Amount of
 GNMA-Backed Sequential Pay Bonds                           (100,600,248)  (174,272,496)
Increase (Decrease) in Short-term Debt                        10,962,250     (8,308,529)
Decrease in Due to Broker                                     (2,704,621)             0
Repurchase of Common Stock                                      (473,676)       (39,813)
Dividends Paid                                                  (253,836)      (207,682)
                                                            ------------   ------------
     Net Cash Used in Financing Activities                   (93,070,131)  (182,828,520)
                                                            ------------   ------------

Net Decrease in Cash and Cash Equivalents                     (2,952,259)    (1,771,771)
Cash and Cash Equivalents at Beginning of Period               4,464,990      2,645,568
                                                            ------------   ------------

Cash and Cash Equivalents at End of Period                    $1,512,731       $873,797
                                                            ============   ============

See Notes to Condensed Consolidated Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1. - Basis of Presentation

     In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994 and the results of operations and the cash flows for the six months ended June 30, 1994 and 1993. Operating results for the quarter and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1993 financial statements and notes thereto.

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

     Held-to-Maturity. The investment in GNMA Certificates is classified as a held-to-maturity investment. In connection with the fourth quarter 1993 adoption of SFAS 115 and consistent with the consensus reached by the Emerging Issues Task Force on Issue No. 93-18, the Company measures other than temporary impairment by comparing the net cash flows from the GNMA Certificates (net of GNMA Bonds principal and interest payments and related trustee expenses) discounted at a risk-free rate to the net carrying value of the GNMA Certificates (i.e. net of GNMA Bond liabilities). If such discounted cash flows are less than the net carrying value, the Company records a reserve to reduce the net carrying value to fair value. For purposes of determining fair value, the Company discounts the net cash flows as discussed above using an estimated risk-adjusted rate of return. In connection with the adoption of SFAS 115, the Company recorded a charge of $8,530,329 in the fourth quarter of 1993 representing the cumulative effect of the change in accounting principle.

     Available-for-Sale. The Company is not in the business of trading its mortgage-related assets, however, from time to time the Company may sell an asset as part of the Company's efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore the Company has classified its investments in CMO Residual Interests and REMIC Residual interests as available-for-sale. They are carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders equity until realized. Available-for-sale investments are also subject to write down whenever the carrying value (excluding unrealized losses) is less than the future projected cash flows discounted at a risk-free rate. None of the Company's available-for-sale investments were subject to write down as of June 30, 1994.

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

     Under certain extended high interest rate periods, or in the event of extremely high prepayment rates on the collateral, the return on the Company's investment in a Mortgage Derivative Investment could be zero or negative. In the event that the projected return on an investment in a mortgage derivative investment falls below a risk-free rate, the Company would be required to write down the investment to its fair value.

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

Note 3. - GNMA Certificates

     The GNMA Certificates are being used as collateral for the GNMA-Backed Sequential Pay Bonds (the "Bonds"). Information with respect to such GNMA Certificates is as follows:

                                                                   COST LESS      ESTIMATED
                    BOND     INTEREST      DUE      PRINCIPAL     UNAMORTIZED        FAIR
CERTIFICATES       SERIES      RATE       DATE        AMOUNT        DISCOUNT        VALUE
- - ----------------------------------------------------------------------------------------------
- - -
June 30, 1994
                   1984-2      8.0%       2008     $107,220,264   $86,660,188    $105,477,935
                   1984-3      9.0%       2009       72,426,482    56,965,902      74,825,609
                   1984-4      11.0%      2013       65,795,488    58,913,384      73,361,969
                   INVG A   See Note 5                        0             0               0
Reserve                                                             (8,136,267)
                                                   ------------------------------------------

Total                                              $245,442,234  $194,403,207    $253,665,513
                                                   ==========================================


December 31, 1993
                   1984-2      8.0%       2008     $119,192,348    $95,723,477    $125,455,610
                   1984-3      9.0%       2009       85,449,168     66,836,229      91,377,204
                   1984-4      11.0%      2013       80,905,716     72,270,472      92,030,252
                   INVG A    Variable     2017       60,442,679     61,239,633      65,709,245
Reserve                                                             (8,530,329)
                                                   ------------------------------------------

Total                                              $345,989,911   $287,539,482    $374,572,311
                                                   ==========================================


Note 4. - GNMA-Backed Sequential Pay Bonds

     The Bonds are collateralized by the GNMA Certificates. Information with respect to such Bonds is as follows:


                                                                                                 ESTIMATED
                    BOND      STATED       DUE      PRINCIPAL     UNAMORTIZED                       FAIR
BONDS              SERIES    MATURITY     DATE        AMOUNT        DISCOUNT         NET           VALUE
- - -------------------------------------------------------------------------------------------------------------
June 30, 1994
                   1984-2     7.875%      2008     $107,219,704    $25,062,775     $82,156,929   $105,764,743
                   1984-3   8.875-9.0%    2009       72,426,026     17,289,667      55,136,359     73,683,180
                   1984-4     10.875%     2013       65,794,801      7,858,091      57,936,710     71,166,976
                   INVG A   See Note 5                        0              0               0              0
                                                   ----------------------------------------------------------

 Total                                              $245,440,531    $50,210,533     195,229,998  $250,614,899
                                                   ==========================================================


                                                                                                 ESTIMATED
                    BOND      STATED       DUE      PRINCIPAL     UNAMORTIZED                       FAIR
BONDS              SERIES    MATURITY     DATE        AMOUNT        DISCOUNT         NET           VALUE
- - -------------------------------------------------------------------------------------------------------------
December 31, 1993
                   1984-2     7.875%      2008     $119,161,788    $28,472,377     $90,689,411   $124,926,160
                   1984-3   8.875-9.0%    2009       85,448,713     20,690,041      64,758,672     91,215,162
                   1984-4     10.875%     2013       80,905,029      9,856,967      71,048,062     92,207,462
                   INVG A    Variable     2017       60,525,251      1,724,298      58,800,953     60,525,251
                                                   ---------------------------------------------------------

Total                                              $346,040,781    $60,743,683    $285,297,098   $368,874,035
                                                   =========================================================


The sequence of each series of bonds with the latest stated maturity is redeemable at the option of the Company in whole, but not in part, when the outstanding principal amount of that sequence declines to 10% or less of its original outstanding principal amount at a redemption price equal to the outstanding principal amount thereof, plus accrued interest, except for the Series A Bonds. The Series A Bonds, which are redeemable at the option of the Company in whole, but not in part, on any payment date after the earlier of July 1, 1996 or the payment date on which the Class A-2 Bonds are paid in full, were redeemed in the first quarter of 1994. See Note 5.

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

Note 6. - Tender and Redemption of Bond Series 1984-1

     On August 24 and November 30, 1992 the Company purchased for
$7,197,087 and $3,414,410, respectively, $5,273,152 and $3,035,032 aggregate principal amount, respectively, of its outstanding Series 1984-1 Bonds. These Bonds had original face values of $8,000,000 and $5,000,000, respectively.

     On December 9, 1992, the Company commenced a tender offer (the "1984-1 Offer") for all of its outstanding Series 1984-1 Bonds and a solicitation of consents to amend the provisions of the related Indenture to permit the Company to redeem Bonds of such Series not tendered pursuant to the 1984-1 Offer. On January 15, 1993, after obtaining the consent of not less than a majority in principal amount of the outstanding Series 1984-1 Bonds, the Company and the trustee entered into an amendment to the Indenture which permitted the Company to redeem any Series 1984-1 Bonds not tendered pursuant to the 1984-1 Offer. On January 25, 1993, after giving consideration to the scheduled principal and interest payments, the Company
(i) purchased $46,926,150 aggregate principal amount of the Series 1984-1 Bonds tendered pursuant to the 1984-1 Offer for an aggregate purchase price and consent payment of 111.5% of such aggregate principal amount plus accrued interest to the purchase date, or a total of $52,706,392, and (ii) redeemed the remaining $2,952,592 aggregate principal amount of Series 1984-1 Bonds for par plus accrued interest to the redemption date.

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

Note  7. - Tender and Redemption of Bond Series 1983-1

     On December 9, 1992, the Company commenced a tender offer (the "1983-1 Offer") for all of its outstanding Series 1983-1 Bonds and a solicitation of consents to amend the provisions of the related Indenture to permit the Company to redeem Bonds of such Series not tendered pursuant to the 1983-1 Offer. On February 12, 1993, after obtaining the consent of not less than a majority in principal amount of the outstanding Series 1983-1 Bonds, the Company and the trustee entered into an amendment to the Indenture which permitted the Company to redeem any Series 1983-1 Bonds not tendered pursuant to the 1983-1 Offer. On February 25, 1993, after giving consideration to the scheduled payments, the Company (i) purchased $68,946,187 aggregate principal amount of the Series 1983-1 Bonds tendered pursuant to the 1983-1 Offer for an aggregate purchase price and consent payment of 113.5% of such aggregate principal amount, plus accrued interest to the purchase date, or a total of $78,787,507 and (ii) redeemed the remaining $458,068 of Series 1983-1 Bonds for par plus accrued interest to the redemption date. The Company realized in 1993 a gain of $14,930,196 from selling the GNMA Certificates securing the Series 1983-1 Bonds. After accounting for expenses, including amortization of discounts, the Company realized an extraordinary loss of $15,832,663 from the retirement of the Series 1983-1 Bonds. The net cash the Company received from this series of transactions was $356,922.

Note 8. - Other Mortgage Certificates

     At June 30, 1994, Other Mortgage Certificates consisted of 30-year FNMA certificates with coupon rates ranging from 9% to 10% and 7.0% GNMA certificates. The carrying value of the FNMA certificates was $11,993,351. The carrying value of the GNMA certificates was $51,055.

     On May 17, 1994, the Board of Directors of INVG Government Securities Corp. authorized an optional redemption of Thomson McKinnon Mortgage Assets Trust 2, which was previously classified as a Mortgage Derivative Investment, and the Company received $11,527,555 Federal National Mortgage Association bonds. Simultaneously the Company increased its short-term borrowings by $11,698,000. On July 25, 1994 the bonds were sold and the debt was retired resulting in a loss of approximately $60,000.

Note 9. - Mortgage Derivative Investments

Presented below is a schedule of mortgage derivative investments held by the Company.

                                                                                              CARRYING
                                                                                                 VALUE
                                     PURCHASE           %                      PURCHASE       JUNE 30,
RESIDUAL SERIES                          DATE   OWNERSHIP     COLLATERAL          PRICE           1994
- - ------------------------------------------------------------------------------------------------------
Merrill Lynch Trust 8-R         Aug. 10, 1993     68.850%    FHLMC 9.50%     3,600,000     $2,207,845
FHLMC REMIC 1332-R              July 29, 1993     100.00%    FHLMC 8.00%      6,333,00              0
FNMA REMIC 92-G64 R             Aug. 26, 1993     100.00%     GNMA 8.00%     3,668,000        140,586
FNMA REMIC 92-G65 R            Sept. 21, 1993     100.00%     GNMA 8.00%     2,200,000              0
Ryland IV Series 94-R          Sept. 14, 1993     100.00%    GNMA 10.00%     1,250,000      1,464,723
FHLMC REMIC 1424-R             Sept. 27, 1993     100.00%    FHLMC 8.00%       377,108         27,688
Paine Webber G-3                Oct. 14, 1993      25.00%    FNMA 12.00%       318,719        274,579
FHLMC REMIC 9-R                 Oct. 14, 1993      37.00%   FHLMC 10.01%     1,056,747        735,068
Drexel Burnham Q-7              Dec. 10, 1993    42.0869%    FNMA 10.00%       745,361        686,564
Santa Barbara 1-A               Dec. 10, 1993       6.00%    FHLMC 9.50%       576,912        406,856
CMOT Series 5-R                 Dec. 10, 1993      49.00%     FNMA 9.50%       560,682        633,344
CMOT Series 6-R                 Dec. 10, 1993      49.00%    FHLMC 9.50%       154,713        206,638
Merrill Lynch Trust 3           Jan. 27, 1994    24.2309%    GNMA 11.00%       640,432        613,386
Morgan Stanley Trust E          Feb. 14, 1994      42.00%   FHLMC 9.308%       315,000        370,098
Kidder Peabody Trust 3          Feb. 14, 1994      11.27%   FHLMC 9.214%       250,000        259,390
Ryan Mortgage IV - 3            Mar. 28, 1994     100.00%    GNMA 12.00%       800,000        815,806
Ryan Mortgage IV - 4            Mar. 28, 1994     100.00%    FNMA 10.00%       400,000        434,231
CMIT Series 7                   Mar. 30, 1994     100.00%     GNMA 9.50%       800,000        830,039
FHLMC REMIC 4-R                 Apr. 21, 1994     52.593%    FHLMC 10.5%     2,550,000      2,550,000
                                                                                         ------------
     Total                                                                                $12,656,841
                                                                                         ============

Ryland IV Series 94-R was sold for $1,300,000 in July 1994.
     In accordance with FASB-107, the Company shall disclose the fair value of financial instruments for which it is practicable to estimate that value. The Company has disclosed in Notes 3 and 4 the fair value of the GNMA Certificates based on market prices for comparable instruments as of June 30, 1994. However, the Company is unable to sell the GNMA Certificates and therefore realize any gain until the Bonds which are collateralized by the GNMA Certificates either mature or are called in accordance with the underlying Indenture. For purposes of determining fair value of the GNMA Certificates, the Company uses the cash flows from GNMA Certificates net of bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the GNMA Certificates at a current market price. The net cash flows also assume annual expenses of $110,000 for the three Series for trustee, auditing, administration and legal expenses. These cash flows are discounted at a fair value rate of 12%. The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of June 30, 1994:


BOND SERIES                 COLLATERAL       PSA       FAIR VALUE
- - -----------------------------------------------------------------
Series 1984-2               GNMA 8.00%      142%       $  198,160
Series 1984-3               GNMA 9.00%      195%           71,731
Series 1984-4              GNMA 11.00%      248%          407,070
                                                    -------------
     Total Fair Value                                  $  676,961
                                                    =============

     The Company computes the estimated fair value of its mortgage derivative investments, including CMO Residuals and REMIC Residuals, by projecting anticipated future cash flows and discounting those cash flows at discount rates established in market transactions for securities having similar characteristics and backed by collateral of similar rate and term. The Company has used available market information as of June 30, 1994 and has concluded that the fair value of the mortgage derivative investments at that date was approximately equal to the carrying value of $12,700,000 as of June 30, 1994.

Note 10. - Other Investments

Presented below is a schedule of other investments held by the Company at June 30, 1994.

                                                                              BOOK VALUE
                                                    PURCHASE     PURCHASE       JUNE 30,
DESCRIPTION                                             DATE        PRICE           1994
- - ----------------------------------------------------------------------------------------
Interest in Pine Street Associates, L.P.       Dec. 30, 1993    2,000,000     $1,775,000
Bennett/Lawrence Partners                       Jan. 4, 1994      750,000        700,500
Argentina Growth Fund                          Jan. 27, 1994      250,000        207,500
                                                                           -------------
                                                                              $2,683,000
                                                                           =============

Note 11. - Short-Term Debt

     At June 30, 1994 the Company owed $16,909,750 under eight repurchase agreements. These borrowings had initial terms of one month and are renewed on a month-to-month basis. The interest rate on these borrowings at June 30, 1994 was 4.8125%. The debt is collateralized by some of the Company's mortgage derivative investments and other mortgage certificates.

Note 12. - Consulting Agreement

     Under the terms of a consulting agreement with Page Mill Asset Management, the Company pays a monthly fee of $10,000 plus an incentive management fee. The incentive management fee is equal to 25% of the amount, if any, by which the annual consolidated taxable income of the group, before payment of any incentive fee to Page Mill, net operating loss deductions arising from prior periods' losses and special Internal Revenue Code deductions pertaining to real estate investment trusts, plus certain other adjustments in accordance with generally accepted accounting principles, exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for the year. Under this agreement, the Company has recorded expense in the six months ended June 30, 1994 of $60,000 and $389,002 for the monthly and incentive management fees, respectively. The amount of incentive management fee is based on an estimate of consolidated taxable income for the six months ended June 30, 1994. Taxable income cannot be precisely determined until the tax return is filed for the year. Since the consulting agreement was ratified by the shareholders on October 26, 1993, no incentive management fee was recorded in the six months ended June 30, 1993. Based on a revised estimate of taxable income, the adjusted incentive management fee for 1993 totaled $543,326.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS

Six Months Ended June 30, 1994 Compared to 1993
- - -----------------------------------------------
     Net income for the six months ended June 30, 1994 amounted to $1,280,991 or $1.97 per share. This compares to net income of $200,781, or $0.30 per share for the six months ended June 30, 1993. Results for both the 1994 and 1993 periods included gains from sales of GNMA Certificates as well as extraordinary losses from the redemption of bonds. In addition, 1994 results include a loss from the revaluation of Mortgage Certificates in accordance with the provisions of SFAS 115 which was adopted by the Company on December 31, 1993 (see Note 2). The table below indicates the results of operations exclusive of these items:

                                                    Six Months Ended June 30
                                                  ----------------------------
                                                      1994           1993
                                                  ------------   ------------
Net Income                                          $1,280,991    $   200,781
Less Gain on Sale of GNMA Certificates              (4,500,169)   (25,954,618)
Plus Loss from Redemption of Bonds                   2,250,778     24,190,531
Plus Valuation Reserve Provision                       985,402              0
                                                  ------------   ------------
Net Income (Loss) from Remaining CMO Issuance
    Investments and Other Operations                $   17,002    ($1,563,306)
                                                  =============  =============

The increase in the net income from remaining CMO Issuance Investments and other operations is attributable to the following:

                                Six Months Ended June 30
                              ----------------------------
                                      1994           1993          Change
                              ------------   ------------    ------------
Net Interest Income (Loss)        $801,356    ($1,191,746)    $1,993,102
Other Income                        36,495              0          36,495
Incentive Management Fee          (389,002)             0       (389,002)
Other Operating Expenses          (431,847)      (371,560)       (60,287)
                              ------------   ------------    ------------
                                  $ 17,002    ($1,563,306)    $1,580,308
                              =============  =============  ============

The composition of net interest income (loss) is these periods is as follows:

                                                    Six Months Ended June 30
                                                  ---------------------------
                                                          1994           1993          Change
                                                  ------------   ------------    ------------
Interest from GNMA Certificates                    $12,328,954    $22,020,195    ($9,691,241)
Interest on Bonds                                   12,213,471     21,587,310     (9,373,839)
                                                  ------------   ------------    ------------
  Net Interest Margin                                  115,483        432,885        (317,402)
Amortization of Discount                             7,763,184      7,263,884         499,300
Amortization of Bond Discount and
  Bond Issuance Costs                               (9,211,218)    (8,901,696)       (309,522)
Adjustment of Reserve for Loss                       1,062,464              0       1,062,464
Income from Mortgage Derivative Investments          1,170,178              0       1,170,178
Interest on Short-term Debt                           (172,627)       (26,746)       (145,881)
Other Interest Income                                   73,892         39,927          33,965
                                                  ------------   ------------    ------------
Net Interest Income (Loss)                            $801,356    ($1,191,746)     $1,993,102
                                                  ============   =============  ============

Net interest margin (interest from GNMA Certificates less interest on Bonds) declined in 1994 because of the redemption of the Series A Bonds in February 1994. Amortizations remained at a high level in 1994 due to rapid rates of mortgage prepayments which shortened the expected lives of both the collateral and the Bonds. Income from Mortgage Derivative Investments exists only in 1994 as these investments were made in the last half of 1993. A number of purchases of Mortgage Derivative Investments were financed with short-term debt which accounts for the increase in that area.

Three Months Ended June 30, 1994 Compared to 1993
- - -------------------------------------------------
     The net loss for the three months ended June 30, 1994 amounted to $876,590 or $1.38 per share. This compares to a net loss of $976,417 or $1.44 per share for the three months ended June 30, 1993. 1993 results include an extraordinary loss from the redemption of Bonds of $133,632 so that the loss before extraordinary item was $842,785 or $1.25 per share.

The increase in the loss before extraordinary item is attributable to the following:

                               Three Months Ended June 30
                              ----------------------------
                                      1994           1993          Change
                              ------------   ------------    ------------
Net Interest Income (Loss)        $614,837      ($664,946)    $1,279,783
Valuation Reserve Provision       (985,402)             0       (985,402)
Other Income (Loss)                (34,010)             0        (34,010)
Incentive Management Fee          (175,364)             0       (175,364)
Other Operating Expenses          (296,651)      (177,839)      (118,812)
                              ------------   ------------    ------------
                                 ($876,590)     ($842,785)      ($33,805)
                              =============  =============  ============

The composition of net interest income (loss) is these periods is as follows:

                                                   Three Months Ended June 30
                                                  ---------------------------
                                                          1994           1993          Change
                                                  ------------   ------------    ------------
Interest from GNMA Certificates                     $5,755,521     $9,784,280    ($4,028,759)
Interest on Bonds                                    5,649,450      9,583,757     (3,934,307)
                                                  ------------   ------------    ------------
  Net Interest Margin                                  106,071         200,523       (94,452)
Amortization of Discount                             5,493,665      3,787,863       1,705,802
Amortization of Bond Discount and
  Bond Issuance Costs                               (6,428,738)    (4,672,821)    (1,755,917)
Adjustment of Reserve for Loss                       1,062,464              0       1,062,464
Income from Mortgage Derivative Investments            471,230              0         471,230
Interest on Short-term Debt                           (124,170)             0       (124,170)
Other Interest Income                                   34,315         19,489          14,826
                                                  ------------   ------------    ------------
Net Interest Income (Loss)                            $614,837      ($664,946)    $1,279,783
                                                  ============   =============  ============

Net interest margin (interest from GNMA Certificates less interest on Bonds) declined in 1994 because of the redemption of the Series A Bonds in February 1994. Amortizations remained at a high level in 1994 due to rapid rates of mortgage prepayments which shortened the expected lives of both the collateral and the Bonds. Income from Mortgage Derivative Investments exists only in 1994 as these investments were made in the last half of 1993. A number of purchases of Mortgage Derivative Investments were financed with short-term debt which accounts for the increase in that area.

On May 17, 1994 the Company declared a distribution of $0.20 per share, payable on July 15, 1994 to shareholders of record as of June 30, 1994.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations of the Company totaled $4,403,740 for the six months ended June 30, 1994 and $3,699,202 for the six months ended June 30, 1993. Cash and cash equivalents of the Company decreased during the first six months of 1994 by $2,952,259 and $1,771,771 in the first six months of 1993.

The Company had total assets of $226.8 million at June 30, 1994. At June 30, 1994, GNMA Certificates collateralizing the Bonds comprised $194.4 million of the assets and deferred issuance costs accounted for $1.5 million of the assets. Other mortgage certificates and mortgage derivative investments accounted for $24.7 million of the assets.

The Company had no capital expenditures in the quarter ended June 30, 1994.

PART II - OTHER INFORMATION
- - ---------------------------

Item 1.  Legal Proceedings
- - --------------------------
     A lawsuit was filed in the U.S. District Court, Northern District of Illinois on July 29, 1994 by David R. Denis, a shareholder of the Company, on his own behalf and on behalf of a class of persons similarly situated, against the Company, its directors and Page Mill Asset Management. Plaintiff alleges that the approval by the shareholders at a meeting on October 26, 1993 of a consulting agreement pursuant to which incentive management fees are payable to Page Mill Asset Management (of which Robert
E. Greeley, the Chairman, President and Treasurer of the Corporation, is sole shareholder and sole director) was based upon information contained in a proxy statement that was materially false and misleading.

     Plaintiff seeks, on behalf of a purported class, to invalidate the approval of the consulting agreement, to enjoin further payment of any incentive management fees and to obtain repayment of any such fees previously paid. Plaintiff also seeks his attorneys' fees and costs relating to the lawsuit.

Item 4.   Results of Votes of Security Holders
          ------------------------------------
          Not Applicable

Item 5.   Other Information
          -----------------
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.

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

Dated:    August 19, 1994