Form 10-Q
period 1994-09-30
INVG MORTGAGE SECURITIES CORP /DE/
filed 1994-11-14
CIK 792014

24
                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date

    Class of Common Stock              Outstanding at November 11, 1994
    ---------------------                ---------------------------
        $.01 Par Value                          615,075 Shares
                                        (Exclusive of Treasury Stock)

                      INVG MORTGAGE SECURITIES CORP.

                                   Index

                      Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)                   Page Number

     Condensed Consolidated Statements of Income
          Three months and nine months
          ended September 30, 1994 and 1993                       3

     Condensed Consolidated Balance Sheets
          September 30, 1994 and December 31, 1993                4

     Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1994 and 1993           5

     Notes to Condensed Consolidated Financial Statements         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     13


                        Part II.  Other Information

Item 1.  Legal Proceedings                                       16

Item 4.  Results of Votes of Security Holders                    16


Item 6.  Exhibits and Reports on Form 8-K                        16

Part I.  Financial Information

Item 1.  Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                            Three Months Ended            Nine Months Ended
                                                               September 30                  September 30
                                                       ----------------------------  ----------------------------
                                                       1994           1993           1994           1993
- -----------------------------------------------------------------------------------------------------------------
Interest Income
  Mortgage Certificates, net                             $ 8,442,513    $13,504,698    $29,671,007    $42,828,704
  Mortgage Derivative Investments                            770,508        408,014      1,940,686        408,014
                                                       -------------  -------------  -------------  -------------
     Total Interest Income                                 9,213,021     13,912,712     31,611,693     43,236,718
Interest Expense                                           8,439,625     14,375,550     30,036,941     44,891,301
                                                       -------------  -------------  -------------  -------------
     Net Interest Income (Loss)                              773,396       (462,838)     1,574,752     (1,654,583)
Gain (Loss) on Sales of Investments                         (164,565)     1,107,798       (134,019)     1,107,798
Gain on Sale of GNMA Certificates                                  0              0      4,500,169     25,954,617
Impairment of Mortgage Derivative Investments             (1,460,452)             0     (1,460,452)             0
Valuation Reserve Provision                                   68,555              0       (916,847)             0
Other Income (Expense)                                           (98)             0          5,851              0
                                                       -------------  -------------  -------------  -------------
     Total Income (Loss)                                    (783,164)       644,960      3,569,454     25,407,832
                                                       -------------  -------------  -------------  -------------
Expenses
  Incentive Management Fee                                   (94,679)       780,000        294,323        780,000
  Professional Fees                                          159,950         63,833        314,343        176,865
  Trustee Fee                                                  5,883         10,482         37,379         45,328
  Management Fee and Officers' Compensation                   78,000         48,000        234,000        184,000
  Directors' Fees                                              8,500         10,000         18,500         28,500
  General and Administrative                                  68,712         17,793        148,670         86,975
                                                       -------------  -------------  -------------  -------------
     Total Expenses                                          226,366        930,108      1,047,215      1,301,668
                                                       -------------  -------------  -------------  -------------

Income (Loss) before Extraordinary Item                   (1,009,530)      (285,148)     2,522,239     24,106,164
Extraordinary Item - Loss from Redemption of Bonds                 0              0     (2,250,778)   (24,190,531)
                                                       -------------  -------------  -------------  -------------

Net Income (Loss)                                        ($1,009,530)     ($285,148)      $271,461       ($84,367)
                                                       =============  =============  =============  =============
- -----------------------------------------------------------------------------------------------------------------
Per Common Share
  Income (Loss) before Extraordinary Item                     ($1.63)        ($0.42)         $3.94         $35.58
  Net Income (Loss)                                           ($1.63)        ($0.42)         $0.42         ($0.13)

  Dividends Declared                                           $0.20          $0.10          $0.60          $0.30

Weighted Average Shares Outstanding                          620,475        675,775        640,761        677,585
- -----------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

                      INVG MORTGAGE SECURITIES CORP.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       September 30,  December 31,
                                                           1994           1993
                                                       -------------  -------------
                                                        (Unaudited)
ASSETS
  Cash and Cash Equivalents                                 $677,021     $4,464,990
  Government National Mortgage
     Association Certificates, at amortized cost         184,660,577    287,539,482
  Other Mortgage Certificates                                 51,056              0
  Mortgage Derivative Investments                         17,528,430      9,396,136
  Accrued Interest and Accounts Receivable                 1,778,298      2,803,778
  Deferred Issuance Costs                                  1,388,893      2,210,462
  Organization Costs                                          46,602         46,602
  Other Investments                                        2,988,896      2,301,244
                                                       -------------  -------------
     Total Assets                                       $209,119,773   $308,762,694
                                                       =============  =============
- -----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  GNMA-Backed Sequential Pay Bonds                      $185,546,955   $285,297,098
  Accrued Interest Payable                                 1,758,351      2,153,064
  Short-term Debt                                         10,028,250      5,947,500
  Incentive Management Fee Payable                           524,997        774,000
  Payable to Broker                                                0      2,704,621
  Accrued Expenses and Other Liabilities                     108,995        146,878
  Dividends Payable                                          136,455        136,455
                                                       -------------  -------------
     Total Liabilities                                   198,104,003    297,159,616
                                                       -------------  -------------

Stockholders' Equity
  Common Stock, $.01 Par Value;
     25,000,000 Shares Authorized;
     682,275 Shares Issued and Outstanding                     6,823          6,823
  Additional Paid-in Capital                              15,103,692     15,103,692
  Treasury Shares (61,800 shares at Sept. 30, 1994)         (529,244)       (55,568)
  Unrealized Gain on Investments                               6,012              0
  Retained Earnings (Deficit)                             (3,571,513)    (3,451,869)
                                                       -------------  -------------
     Total Stockholders' Equity                           11,015,770     11,603,078
                                                       -------------  -------------

     Total Liabilities and Stockholders' Equity         $209,119,773   $308,762,694
                                                       =============  =============
- -----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

       >
                      INVG MORTGAGE SECURITIES CORP.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                   Nine Months Ended
                                                                     September 30,
                                                              ----------------------------
                                                                  1994           1993
                                                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                        $271,461       ($84,367)
                                                              ------------   ------------
Adjustments to reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Amortization of Deferred Bond Issuance Costs                    821,569      1,469,509
   Amortization of Bond Discount                                13,426,024     21,852,886
   Amortization of Discount on Government
     National Mortgage Association Certificates, Net            (9,519,465)   (18,286,359)
   Earnings of Mortgage Derivative Investments                  (1,940,686)      (408,014)
   Impairment of Mortgage Derivative Investments                 1,460,452              0
   Loss on Sales of Investments                                    134,019              0
   Decrease in Reserve for Loss on Investments                    (683,721)             0
   Decrease in Accrued Interest Receivable                       1,018,882      2,091,244
   Decrease (Increase) in Accounts Receivable                        6,598       (358,187)
   Increase (Decrease) in Incentive Management Fee Payable        (249,002)       780,000
   Decrease in Accrued Expenses                                    (37,883)      (682,427)
   Decrease in Accrued Interest Payable                           (394,713)    (1,665,953)
                                                              ------------    ------------
     Total Adjustments                                           4,042,074      4,792,699
                                                              ------------   ------------

     Net Cash Provided by Operating Activities                   4,313,535      4,708,332
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Principal Amount of
 Government National Mortgage Association Certificates         113,093,195    214,829,832
Investment in Other Mortgage Certificates                      (11,527,555)             0
Investment in Mortgage Derivative Investments                  (15,113,913)   (21,686,097)
Cash Receipts from Investments                                  19,111,590      8,456,688
Purchase of Other Investments                                   (1,000,000)      (373,891)
Organization Costs                                                       0        (46,602)
                                                              ------------   ------------
     Net Cash From Investing Activities                        104,563,317    201,179,930
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Principal Amount of
 GNMA-Backed Sequential Pay Bonds                             (113,176,168)  (207,175,897)
Increase in Short-term Debt                                      4,080,750      3,577,971
Decrease in Due to Broker                                       (2,704,621)             0
Repurchase of Common Stock                                        (473,676)       (39,813)
Dividends Paid                                                    (391,106)      (275,910)
                                                              ------------   ------------
     Net Cash Used in Financing Activities                    (112,664,821)  (203,913,649)
                                                              ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents            (3,787,969)     1,974,613
Cash and Cash Equivalents at Beginning of Period                 4,464,990      2,645,568
                                                              ------------   ------------

Cash and Cash Equivalents at End of Period                        $677,021     $4,620,181
                                                              ============   ============

See Notes to Condensed Consolidated Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1. - Basis of Presentation

     In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994 and the results of operations and the cash flows for the nine months ended September 30, 1994 and 1993. Operating results for the quarter and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1993 financial statements and notes thereto.

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

     Held-to-Maturity. The investment in GNMA Certificates is classified as a held-to-maturity investment. In connection with the fourth quarter 1993 adoption of SFAS 115 and consistent with the consensus reached by the Emerging Issues Task Force on Issue No. 93-18, the Company measures other than temporary impairment by comparing the net cash flows from the GNMA Certificates (net of GNMA Bonds principal and interest payments and related trustee expenses) discounted at a risk-free rate to the net carrying value of the GNMA Certificates (i.e. net of GNMA Bond liabilities). If such discounted cash flows are less than the net carrying value, the Company records a reserve to reduce the net carrying value to fair value. For purposes of determining fair value, the Company discounts the net cash flows as discussed above using an estimated risk-adjusted rate of return. In connection with the adoption of SFAS 115, the Company recorded a charge of $8,530,329 in the fourth quarter of 1993 representing the cumulative effect of the change in accounting principle.
     Available-for-Sale. The Company is not in the business of trading its mortgage-related assets, however, from time to time the Company may sell an asset as part of the Company's efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore the Company has classified its investments in CMO Residual Interests and REMIC Residual interests as available-for-sale. They are carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized. Available-for-sale investments are also subject to write down whenever the carrying value (excluding unrealized losses) is less than the future projected cash flows discounted at a risk-free rate. At September 30, 1994, the Company recognized an impairment to its CMO residual interests and REMIC residual interests of $1,460,452.

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

     Mortgage Derivative Investments - With respect to income recognition, Mortgage Derivative Investments are accounted for under the Prospective method. Under this method, assets are carried at cost and income is amortized over their estimated lives based on a method which provides a constant yield. At the end of each quarter, the yield over the remaining life of the asset is recalculated based on expected future cash flows using current interest rates and mortgage prepayment speeds. This new yield is then used to calculate the subsequent quarter's income.

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

     Income Taxes - The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company must distribute annually at least 95% of its taxable income to its shareholders. No provision has been made for income taxes in the accompanying financial statements as the Company will not be subject to income taxes. Over the life of a Mortgage Derivative Investment, total taxable income will equal total financial statement income; however, the timing of income recognition may differ significantly between the two from year to year.

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding.

Note 3. - GNMA Certificates

     The GNMA Certificates are being used as collateral for the GNMA-Backed Sequential Pay Bonds (the "Bonds"). Information with respect to such GNMA Certificates is as follows:

                                                                   COST LESS      ESTIMATED
                    BOND     INTEREST      DUE      PRINCIPAL     UNAMORTIZED        FAIR
CERTIFICATES       SERIES      RATE       DATE        AMOUNT        DISCOUNT        VALUE
- ----------------------------------------------------------------------------------------------
- -
Sept. 30, 1994
                   1984-2      8.0%       2008     $102,985,425   $83,496,304    $100,024,594
                   1984-3      9.0%       2009       68,846,691    54,302,826      70,632,402
                   1984-4      11.0%      2013       61,034,199    54,696,951      67,747,961
                   INVG A   See Note 5                        0             0               0
Reserve                                                             (7,835,504)
                                                   ------------------------------------------
                                                                                           --
Total                                              $232,866,315  $184,660,577    $238,404,957
                                                   ==========================================
                                                                                           ==

December 31, 1993
                   1984-2      8.0%       2008     $119,192,348    $95,723,477    $125,455,610
                   1984-3      9.0%       2009       85,449,168     66,836,229      91,377,204
                   1984-4      11.0%      2013       80,905,716     72,270,472      92,030,252
                   INVG A    Variable     2017       60,442,679     61,239,633      65,709,245
Reserve                                                             (8,530,329)
                                                   ------------------------------------------
                                                                                            -
Total                                              $345,989,911   $287,539,482    $374,572,311
                                                   ==========================================
                                                                                            =

Note 4. - GNMA-Backed Sequential Pay Bonds

     The Bonds are collateralized by the GNMA Certificates. Information with respect to such Bonds is as follows:


                                                                                                 ESTIMATED
                    BOND      STATED       DUE      PRINCIPAL     UNAMORTIZED                       FAIR
BONDS              SERIES    MATURITY     DATE        AMOUNT        DISCOUNT         NET           VALUE
- -------------------------------------------------------------------------------------------------------------
Sept. 30, 1994
                   1984-2     7.875%      2008     $102,984,865    $23,782,913     $79,201,952   $100,224,130
                   1984-3   8.875-9.0%    2009       68,846,236     16,297,766      52,548,470     69,712,958
                   1984-4     10.875%     2013       61,033,512      7,236,979      53,796,533     66,185,377
                   INVG A   See Note 5    2017                0              0               0              0
                                                   ---------------------------------------------------------
                                                                                                           -
Total                                              $232,864,613    $47,317,658    $185,546,955   $236,122,465
                                                   =========================================================
                                                                                                           =

December 31, 1993
                   1984-2     7.875%      2008     $119,161,788    $28,472,377     $90,689,411   $124,926,160
                   1984-3   8.875-9.0%    2009       85,448,713     20,690,041      64,758,672     91,215,162
                   1984-4     10.875%     2013       80,905,029      9,856,967      71,048,062     92,207,462
                   INVG A    Variable     2017       60,525,251      1,724,298      58,800,953     60,525,251
                                                   ---------------------------------------------------------
                                                                                                           -
Total                                              $346,040,781    $60,743,683    $285,297,098   $368,874,035
                                                   =========================================================
                                                                                                           =

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

Note 8. - Other Mortgage Certificates

     At September 30, 1994, Other Mortgage Certificates consisted of 7.0% GNMA certificates.

     On May 17, 1994, the Board of Directors of INVG Government Securities Corp. authorized an optional redemption of Thomson McKinnon Mortgage Assets Trust 2, which was previously classified as a Mortgage Derivative Investment, and the Company received $11,527,555 Federal National Mortgage Association bonds. Simultaneously the Company increased its short-term borrowings by $11,698,000. On July 25, 1994 the bonds were sold and the debt was retired resulting in a loss of $162,000.

Note 9. - Mortgage Derivative Investments

Presented below is a schedule of mortgage derivative investments held by the Company.

                                                                                              CARRYING
                                                                                                 VALUE
                                     PURCHASE           %                      PURCHASE  SEPTEMBER 30,
RESIDUAL SERIES                          DATE   OWNERSHIP     COLLATERAL          PRICE           1994
- ------------------------------------------------------------------------------------------------------
- -
Merrill Lynch Trust 8-R         Aug. 10, 1993     68.850%    FHLMC 9.50%    $3,600,000     $1,470,964
FHLMC REMIC 1332-R              July 29, 1993     100.00%    FHLMC 8.00%      6,333,00              0
FNMA REMIC 92-G64 R             Aug. 26, 1993     100.00%     GNMA 8.00%     3,668,000        205,439
FNMA REMIC 92-G65 R            Sept. 21, 1993     100.00%     GNMA 8.00%     2,200,000              0
FHLMC REMIC 1424-R             Sept. 27, 1993     100.00%    FHLMC 8.00%       377,108         56,680
Paine Webber G-3                Oct. 14, 1993      25.00%    FNMA 12.00%       318,719        279,764
FHLMC REMIC 9-R                 Oct. 14, 1993      37.00%   FHLMC 10.01%     1,056,747        678,556
Drexel Burnham Q-7              Dec. 10, 1993    42.0869%    FNMA 10.00%       745,361        816,020
Santa Barbara 1-A                     Various    9.74406%    FHLMC 9.50%       799,751        738,067
CMOT Series 5-R                 Dec. 10, 1993      49.00%     FNMA 9.50%       560,682         219,257
CMOT Series 6-R                 Dec. 10, 1993      49.00%    FHLMC 9.50%       154,713        581,509
Merrill Lynch Trust 3           Jan. 27, 1994    24.2309%    GNMA 11.00%       640,432        563,105
Morgan Stanley Trust E          Feb. 14, 1994      42.00%   FHLMC 9.308%       315,000        440,315
Kidder Peabody Trust 3          Feb. 14, 1994      11.27%   FHLMC 9.214%       250,000         29,956
Ryan Mortgage IV - 3            Mar. 28, 1994     100.00%    GNMA 12.00%       800,000        599,741
Ryan Mortgage IV - 4            Mar. 28, 1994     100.00%    FNMA 10.00%       400,000        314,099
CMIT Series 7                   Mar. 30, 1994     100.00%     GNMA 9.50%       800,000        368,732
FHLMC REMIC 4-R                 Apr. 21, 1994     52.593%    FHLMC 10.5%     2,550,000      2,141,995
Oxford Acceptance 3D            July 29, 1994     100.00%   FHLMC 10.63%     1,999,316      2,043,924
CMSC Series 1988-14              July 5, 1994     100.00%   FHLMC 10.63%     2,100,000      1,889,642
Mortgage Capital 6C             July 22, 1994     100.00%    GNMA 11.00%     1,350,000      1,383,359
Drexel Burnham Series N         Sept. 3, 1994      50.00%    FNMA 10.50%       611,326        619,836
FHLMC Series 150               Sept. 16, 1994     100.00%   FHLMC 10.00%     1,350,000      1,360,681
FHLMC Series 118               Sept. 27, 1994     100.00%    FHLMC 9.50%       725,000        726,789
                                                                                         ------------
     Total                                                                                $17,528,430
                                                                                         ============

     During the quarter ended September 30, 1994, the Company sold its 100% interest in Ryland IV Series 94-R for $1,300,000. This mortgage derivative investment was purchased September 14, 1993 for $1,250,000 and had a carrying value of $1,464,564 at the date of sale resulting in a loss of $164,564.

     In accordance with FASB-107, the Company shall disclose the fair value of financial instruments for which it is practicable to estimate that value. The Company has disclosed in Notes 3 and 4 the fair value of the GNMA Certificates based on market prices for comparable instruments as of September 30, 1994. However, the Company is unable to sell the GNMA Certificates and therefore realize any gain until the Bonds which are collateralized by the GNMA Certificates either mature or are called in accordance with the underlying Indenture. For purposes of determining fair value of the GNMA Certificates, the Company uses the cash flows from GNMA Certificates net of bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the GNMA Certificates at a current market price. The net cash flows also assume annual expenses of $110,000 for the three Series for trustee, auditing, administration and legal expenses. These cash flows are discounted at a fair value rate of 12%. The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of September 30, 1994:

BOND SERIES                 COLLATERAL       PSA       FAIR VALUE
- -----------------------------------------------------------------
Series 1984-2               GNMA 8.00%      126%       $  124,071
Series 1984-3               GNMA 9.00%      167%           53,222
Series 1984-4              GNMA 11.00%      248%          365,759
                                                    -------------
     Total Fair Value                                  $  543,052
                                                    =============

     The Company computes the estimated fair value of its mortgage derivative investments, including CMO Residuals and REMIC Residuals, by projecting anticipated future cash flows and discounting those cash flows at discount rates established in market transactions for securities having similar characteristics and backed by collateral of similar rate and term. The Company has used available market information as of September 30, 1994 and has concluded that the fair value of the mortgage derivative investments at that date was $6,012 in excess of the amortized cost of the investments as of September 30, 1994. This amount of net unrealized gain is recorded directly to equity as prescribed by SFAS 115 for assets classified as available-for-sale.

Note 10. - Other Investments

Presented below is a schedule of other investments held by the Company at September 30, 1994.

                                                                              BOOK VALUE
                                                    PURCHASE     PURCHASE      SEPT. 30,
DESCRIPTION                                             DATE        PRICE           1994
- ----------------------------------------------------------------------------------------
- -
Interest in Pine Street Associates, L.P.       Dec. 30, 1993    2,000,000     $1,957,825
Bennett/Lawrence Partners                       Jan. 4, 1994      750,000        808,797
Argentina Growth Fund                          Jan. 27, 1994      250,000        222,274
                                                                           -------------
                                                                              $2,988,896
                                                                           =============

Note 11. - Short-Term Debt

     At September 30, 1994 the Company owed $10,028,250 under eleven repurchase agreements. These borrowings had initial terms of one month and are renewed on a month-to-month basis. The interest rate on these borrowings at September 30, 1994 was 5.25%. The debt is collateralized by some of the Company's mortgage derivative investments.

Note 12. - Consulting Agreement

     Under the terms of a consulting agreement with Page Mill Asset Management, the Company pays a monthly fee of $10,000 plus an incentive management fee. The incentive management fee is equal to 25% of the amount, if any, by which the annual consolidated taxable income of the group, before payment of any incentive fee to Page Mill, net operating loss deductions arising from prior periods' losses and special Internal Revenue Code deductions pertaining to real estate investment trusts, plus certain other adjustments in accordance with generally accepted accounting principles, exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for the year. Under this agreement, the Company has recorded net expense in the nine months ended September 30, 1994 of $90,000 and $294,323 (after a reversal of $230,674 for 1993) for the monthly and incentive management fees, respectively. The amount of incentive management fee is based on an estimate of consolidated taxable income for the nine months ended September 30, 1994. Taxable income cannot be precisely determined until the tax return is filed for the year. Based on actual taxable income, the adjusted incentive management fee for 1993 totaled $543,326. Pending approval of the consulting agreement, by the shareholders of the Company, incentive management fees paid or payable to Page Mill Asset Management for 1993 have been placed in a segregated account.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS

Nine Months Ended September 30, 1994 Compared to 1993
- -----------------------------------------------------

     Net income for the nine months ended September 30, 1994 amounted to $271,461 or $0.42 per share. This compares to a net loss of $84,367, or $0.13 per share for the nine months ended September 30, 1993. Results for both the 1994 and 1993 periods included gains from sales of GNMA Certificates as well as extraordinary losses from the redemption of bonds. In addition, 1994 results include a loss from the revaluation of Mortgage Certificates in accordance with the provisions of SFAS 115 which was adopted by the Company on December 31, 1993 (see Note 2). The table below indicates the results of operations exclusive of these items:

                                                   Nine Months Ended Sept. 30
                                                  ----------------------------
                                                      1994           1993
                                                  ------------   ------------
Net Income (Loss)                                     $271,461       ($84,367)
Less Gain on Sale of GNMA Certificates              (4,500,169)   (25,954,617)
Loss (Gain) on Sales of Investments                    134,019     (1,107,798)
Plus Loss from Redemption of Bonds                   2,250,778     24,190,531
Plus Valuation Reserve Provision                       916,847              0
                                                  ------------   ------------
Net Loss from Remaining CMO Issuance
    Investments and Other Operations                 ($927,064)   ($2,956,251)
                                                  =============  =============

The decrease in the net income from remaining CMO Issuance Investments and other operations is attributable to the following:

                               Nine Months Ended Sept. 30
                              ----------------------------
                                      1994           1993          Change
                              ------------   ------------    ------------
Net Interest Income (Loss)      $1,574,752    ($1,654,583)    $3,229,335
Impairment of Mortgage
    Derivative Investments      (1,460,452)             0     (1,460,452)
Other Income                         5,851              0           5,851
Incentive Management Fee          (294,323)      (780,000)       485,677
Other Operating Expenses          (752,892)      (521,668)      (231,224)
                              ------------   ------------    ------------
                                 ($927,064)   ($2,956,251)    $2,029,187
                              =============  =============  ============

The incentive management fee is described in Note 12. Other operating expenses increased significantly in 1994 because of increased legal and accounting costs.

The composition of net interest income (loss) in these periods is as follows:

                                                   Nine Months Ended Sept. 30
                                                  ---------------------------
                                                          1994           1993          Change
                                                  ------------   ------------    ------------
Interest from GNMA Certificates                    $17,840,157    $31,032,381   ($13,192,224)
Interest on Bonds                                   17,518,566     30,474,751    (12,956,185)
                                                  ------------   ------------    ------------
  Net Interest Margin                                  321,591        557,630       (236,039)
Amortization of Discount                            10,295,710     11,718,530     (1,422,820)
Amortization of Bond Discount and
  Bond Issuance Costs                              (12,195,367)   (14,330,042)     2,134,675
Adjustment of Reserve for Loss                       1,438,568              0       1,438,568
Income from Mortgage Derivative Investments          1,940,686        408,014       1,532,672
Interest on Short-term Debt                           (323,008)       (86,508)      (236,500)
Other Interest Income                                   96,572         77,793          18,779
                                                  ------------   ------------    ------------
Net Interest Income (Loss)                          $1,574,752    ($1,654,583)    $3,229,335
                                                  ============   =============  ============

Net interest margin (interest from GNMA Certificates less interest on Bonds) declined in 1994 because of the redemption of the Series A Bonds in February 1994. Amortizations declined somewhat due to the decline in the principal amount of Certificates and Bonds outstanding. A number of purchases of Mortgage Derivative Investments were financed with short-term debt which accounts for the increase in that expense.

Three Months Ended September 30, 1994 Compared to 1993
- ------------------------------------------------------

     The net loss for the three months ended September 30, 1994 amounted to $1,009,530 or $1.63 per share. This compares to a net loss of $285,148 or $0.42 per share for the three months ended September 30, 1993

The increase in the loss before extraordinary item is attributable to the following:

                                                  Three Months Ended Sept. 30
                                                  ----------------------------
                                                          1994           1993          Change
                                                  ------------   ------------    ------------
Net Interest Income (Loss)                            $773,396      ($462,838)    $1,236,234
Gain (Loss) on Sales of Investments                   (164,565)     1,107,798     (1,272,363)
Impairment of Mortgage Derivative Investments       (1,460,452)             0     (1,460,452)
Valuation Reserve Provision                             68,555              0          68,555
Other Income                                               (98)             0            (98)
Incentive Management Fee                                94,679       (780,000)       874,679
Other Operating Expenses                              (321,045)      (150,108)      (170,937)
                                                  ------------   ------------    ------------
                                                   ($1,009,530)     ($285,148)     ($724,382)
                                                  =============  =============  ============

The incentive management fee is described in Note 12. Other operating expenses increased significantly in 1994 because of increased legal and accounting costs.

The composition of net interest income (loss) in these periods is as follows:

                                                  Three Months Ended Sept. 30
                                                  ---------------------------
                                                          1994           1993          Change
                                                  ------------   ------------    ------------
Interest from GNMA Certificates                     $5,511,203     $9,012,185    ($3,500,982)
Interest on Bonds                                    5,305,095      8,887,441     (3,582,346)
                                                  ------------   ------------    ------------
  Net Interest Margin                                  206,108        124,744          81,364
Amortization of Discount                             2,532,526      4,454,646     (1,922,120)
Amortization of Bond Discount and
  Bond Issuance Costs                               (2,984,149)    (5,428,346)     2,444,197
Adjustment of Reserve for Loss                         376,104              0         376,104
Income from Mortgage Derivative Investments            770,508        408,014         362,494
Interest on Short-term Debt                           (150,381)       (59,762)       (90,619)
Other Interest Income                                   22,680         37,866        (15,186)
                                                  ------------   ------------    ------------
Net Interest Income (Loss)                            $773,396      ($462,838)    $1,236,234
                                                  ============   =============  ============

Net interest margin (interest from GNMA Certificates less interest on Bonds) remained relatively constant in 1994 in spite of the decreased principal amounts outstanding. Amortizations declined in 1994 due to the Series A redemption and the lower outstanding principal balance of the Certificates and the Bonds. A number of purchases of Mortgage Derivative Investments were financed with short-term debt which accounts for the increase in that area.

On September 14, 1994 the Company declared a distribution of $0.20 per share, payable on October 14, 1994 to shareholders of record as of September 30, 1994.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations of the Company totaled $4,313,535 for the nine months ended September 30, 1994 and $4,708,332 for the nine months ended September 30, 1993. Cash and cash equivalents of the Company decreased during the first nine months of 1994 by $3,787,969 but increased $1,974,613 in the first nine months of 1993.

The Company had total assets of $209.1 million at September 30, 1994. At September 30, 1994, GNMA Certificates collateralizing the Bonds comprised $184.7 million of the assets and deferred issuance costs accounted for $1.4 million of the assets. Other mortgage certificates and mortgage derivative investments accounted for $17.6 million of the assets.

The Company had no capital expenditures in the quarter ended September 30, 1994.

PART II - OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings
         -----------------

     As set forth in the Form 10-Q for the period ended June 30, 1994, a lawsuit was filed in the U.S. District Court, Northern District of Illinois on July 29, 1994 by David R. Denis, a shareholder of the Company, on his own behalf and on behalf of a class of persons similarly situated, against the Company, its directors and Page Mill Asset Management. Plaintiff alleged that the approval by the shareholders at a meeting on October 26, 1993 of a consulting agreement pursuant to which incentive management fees are payable to Page Mill Asset Management (of which Robert E. Greeley, the Chairman, President and Treasurer of the Corporation, is sole shareholder and sole director) was based upon information contained in a proxy statement that was materially false and misleading.

     Plaintiff sought, on behalf of a purported class, to invalidate the approval of the consulting agreement, to enjoin further payment of any incentive management fees and to obtain repayment of any such fees previously paid. Plaintiff also sought his attorneys' fees and costs relating to the lawsuit. This suit was settled in September 1994. In connection with the settlement, all incentive management fees earned by Page Mill Asset Management for 1993 have been placed into a segregated account pending the outcome of the resolicitation of the shareholders of INVG with respect to the consulting agreement.

Item 4.   Results of Votes of Security Holders
          ------------------------------------
          Not Applicable

Item 5.   Other Information
          -----------------
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.

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

Dated:    November 11, 1994