Form 10-K
period 1994-12-31
INVG MORTGAGE SECURITIES CORP /DE/
filed 1995-05-03
CIK 792014

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1994
                                    OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

On April 7, 1995, the Registrant had outstanding 599,475 shares of Common Stock. At April 7, 1995, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $5,695,013.

                    Documents Incorporated by Reference

                                   None

                                  PART I

Item 1.  Business.
         --------
                               Introduction

     INVG Mortgage Securities Corp. (the "Company") is a corporation organized under the laws of the State of Maryland on March 26, 1986. The Company's principal executive offices are located at Meadow Wood Crown Plaza, 1575 Delucchi Lane, Suite 115-20, Reno, Nevada 89502. Its telephone number is (702) 828-5405.

     The Company holds all of the outstanding common stock of Investors GNMA Mortgage-Backed Securities Trust, Inc. ("Investors GNMA"), and INVG Government Securities Corp. ("INVG Government"). The Company, directly or through its subsidiaries, has historically generated revenues primarily from Collateralized Mortgage Obligation ("CMO") investments whereby the company was engaged in the business of acquiring modified mortgage-backed pass through certificates ("GNMA Certificates") and then issuing and selling bonds (Bonds) backed by the GNMA Certificates. These investments in CMO issuances give the Company the right to the excess cashflows and earnings on the GNMA Certificates over the expenses required on the Bonds ("CMO Issuance Investments"). The Company has also invested in other similar mortgage related investments wherein the Company has the right to receive the cashflows of a CMO bond offering after debt service payments are made, such as CMO Mortgage Derivative Investments and REMIC Mortgage Derivative Investments, ("Mortgage Derivative Investments").

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

     INVG Government was organized by the Company in May 1986. On December 30, 1986, INVG Government commenced operations by issuing $200,369,000 principal amount of its Collateralized Mortgage Obligations, Series A (the "Series A Bonds"). The issuance of the Series A Bonds was financed, in part, by the issuance of 115,000 shares of Series A Participating Preferred Stock (the "Series A Preferred Stock") by the Company to certain institutional investors including one or more pension plans for which Robert E. Greeley, a director of the Company, was investment manager, and including the Boston Safe Deposit and Trust Company, a subsidiary of Shearson Lehman Brothers Inc., for a purchase price of $100 per share. Holders of the Series A Preferred Stock were entitled to receive during 1990, 1989, 1988 and 1987 in the form of dividends or redemption payments 80.01% of the "Series A Net Cash Flow" (as defined in the terms governing the Series A Preferred Stock). The Company made a capital contribution to INVG Government of the full amount of the proceeds received by the Company from the sale of the Series A Preferred Stock. INVG Government used such funds to purchase GNMA Certificates to use as collateral for the Series A Bonds. No Bonds have been issued by INVG Government since December 1986. The Series A Bonds were redeemed on February 1, 1994.

     The Series 1983-1 Bonds, the Series 1984-1 Bonds, the Series 1984-2 Bonds, the Series 1984-3 Bonds, the Series 1984-4 Bonds, the Series 1984-5 Bonds and the Series A Bonds are hereinafter collectively referred to as the "Issued Bonds." All of the Issued Bonds, to the extent still outstanding, are collateralized by GNMA Certificates.

Future Prospects
- ----------------
     The Company's Net Interest Margin continues to decline through the process of repayments and prepayments on the mortgages underlying the Company's assets as well as from the redemption of Bond Series. The dramatic decrease in long term interest rates throughout 1992 and 1993 has accelerated the rate of prepayments. However, in 1994 interest rates increased which decreased the prepayment rate. Additionally, the Company's asset pool is depleted by normal business expenses and the payment of dividends. The Company has been reinvesting its excess cash flows in Mortgage Derivative Investments which include CMO Residuals and REMIC Residual bonds. To the extent the Company continues to have cash in excess of that required for expenses and dividends, the Company intends to continue to reinvest that excess cash in Mortgage Derivative Investments in order to generate income for distribution to stockholders.

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

Consulting Agreement
- --------------------
     At the Annual Meeting of Shareholders held on October 26, 1993, a consulting agreement with Page Mill Asset Management was ratified. Under this agreement, which is effective January 1, 1993, the Companies will pay Page Mill a monthly fee of $10,000 plus an incentive management fee. The incentive management fee, determined with respect to the Companies' performance each fiscal year is equal to 25% of the dollar amount, if any, by which the Companies' consolidated taxable income for such fiscal year, before payment of any incentive fee to Page Mill, net operating loss deductions arising from prior periods' losses and special Internal Revenue Code deductions pertaining to real estate investment trusts, plus certain other adjustments in accordance with generally accepted accounting principles, exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for such fiscal year. Under this agreement, the Company has recorded expense in the year ended December 31, 1994 of $120,000 and $456,747 for the monthly and incentive management fees, respectively. The latter amount is net of a reversal of $230,674 of excess 1993 incentive management fee accrual. The amount of the incentive management fee is based on an estimate of consolidated taxable income for the year ended December 31, 1994. In the year ended December 31, 1993, the Company recorded expense of $120,000 and $774,000 of monthly and incentive management fee, respectively. Page Mill Asset Management is 100% owned by Robert E. Greeley, Chairman of the Board and President of the Company.

Other Expenses of the Companies
- -------------------------------
     Other operating expenses include annual fees payable to the trustees (the "Trustees") under the Indentures under which the Bonds are issued. Such fees are calculated at a rate of 0.015% per annum of the Bonds outstanding, except for the trustee fees for the Series A Bonds, which are calculated at a rate of 0.02% per annum of the Series A Bonds outstanding. Trustee fees accrued in 1993 were lower as certain fees were overpaid in prior years. 1994 aggregate legal and accounting fees approximated $408,000. Consulting fees for officers' services and administration approximated $312,000 plus the incentive management fee of $457,000 and annual fees paid to directors which approximated $40,000. Other administrative costs of the Company approximated $200,000.

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

     The Company's subsidiary, Investors GNMA, commencing fiscal 1986, changed its method of accruing original issue discount on its Bonds for purposes of reporting taxable income. Due to the adoption of this new method of tax accounting and due to tax losses in recent years, Investors GNMA and INVG Government have net operating loss carryforwards at December 31, 1994 aggregating $10.6 million and $1.8 million, respectively, which may be applied against the taxable income of those companies in future years commencing in 1995. While Investors GNMA may make distributions to the Company and the Company in turn may make distributions to its shareholders, during the years in which taxable income may be offset by net operating losses and in years in which Investors GNMA or the Company have no taxable income, any distributions during those years will be subject to the discretion of the Board of Directors of such entities and will depend upon the operating capital requirements of the Companies.

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

     The Company, through its subsidiaries, has invested in REMIC securities, some of which have Excess Inclusion Income. The Company, and each of its subsidiaries, is required to distribute during the taxable year, as defined in IRC Section 561, to its shareholders, at least 95% of the greater of its REIT Taxable Income or Excess Inclusion Income in order to preserve its status as a REIT.

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

     INVG Government. Bonds issued by INVG Government were issued pursuant to an Indenture (the "INVG Government Indenture") dated as of December 1, 1986 between INVG Government and Texas Commerce Bank National Association (the "INVG Government Trustee"), as amended, and as supplemented by supplemental indentures (each a "Series Supplement") with respect to each series of Bonds. The INVG Government Indenture does not limit the amount of Bonds which can be issued thereunder, and provides that Bonds of any series may be issued thereunder up to the aggregate principal amount that may be authorized from time to time by INVG Government.

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

     On January 5, 1994 the Board of Directors of the Company authorized an optional redemption of the Series A Bonds on February 1, 1994 pursuant to the call provisions of the Series A Bonds. On January 24, 1994, the GNMA Certificates securing the Series A Bonds were sold. The Company realized a gain of $4,500,000 from the sale of the GNMA Certificates. On February 1, 1994, the Series A Bonds were redeemed at par. After accounting for expenses, including amortization of discounts and premiums, the Company incurred an extraordinary loss of $2,251,000 from the redemption of the Series A Bonds. The net cash the Company received from this series of transactions was $5,010,000.

Issued Bonds
- ------------
     The following table sets forth certain information with respect to the Issued Bonds to the extent outstanding at December 31, 1994.

                                                Initial      Outstanding
                        GNMA         Bond      Principal      Principal     Average
       Bond          Certificate   Interest     Amount         Amount       Interest
     Sequence           Rate         Rate        (000)          (000)        Margin
     --------        -----------   --------    ---------     -----------    --------
Series 1984-2
- -------------
E                           8.00%    7.875%      $100,000         $99,474     0.125%

Series 1984-3
- -------------
D                           9.00%    9.000%      $ 60,000         $16,767
E                           9.00     8.875         50,000          50,000
                            ----     -----       --------        --------
Total                       9.00%    8.906%      $110,000         $66,767     0.094%

Series 1984-4
- -------------
F                          11.00%   10.875%      $100,000         $57,835     0.125%


Weighted
Average/Total              9.072%    8.957%      $310,000        $224,076     0.115%

     As the table indicates, on December 31, 1994, the weighted average Interest
Margin of the Company was approximately 0.115% of the total outstanding principal amount of Issued Bonds of $224,076,000 as compared to 0.167% of the total outstanding principal amount of Issued Bonds of $346,041,000 at December 31, 1993.
The weighted average Interest Margin is derived by subtracting the weighted average
Bond Interest Rate from the weighted average GNMA Certificate rate for the series of Bonds listed on the preceding table.

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

     The Company, in its early years, invested in CMO Related Investments through issuance of its own Bonds. Over the last two years, the Company has been reinvesting its cashflows from these CMO Related Investments in Mortgage Derivative Investments which are similar in earnings and cashflow nature to its original CMO Related Investments. It is not unusual for many of these investments to be financed through borrowings secured by such investments.

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

     The investment in Mortgage Derivative Investments and other investments may from time to time cause conflicts to occur between the articles of Investors GNMA and the Indenture under which the Investors GNMA Bonds were issued.

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

     The Distribution Test. The distribution test requires that a REIT distribute to its shareholders in each taxable year an amount equal to at least 95 percent of the greater of its REIT Taxable Income (computed before the dividends paid deduction and excluding any net capital gain) or Excess Inclusion Income, subject to various adjustments for income from certain foreclosure property, net losses from inventory type sales and certain penalty taxes. Generally, such distribution must be made in the taxable year, or in the following year if declared before the REIT timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. The undistributed amount remains subject to tax at the tax rate then otherwise applicable. If a REIT Candidate fails to meet the 95 percent distribution requirement as a result of an adjustment to its tax returns by the Internal Revenue Service (the "Service) a REIT Candidate may retroactively cure the failure by paying a deficiency dividend (plus a penalty and interest).

     Due to the nature of the income of the Company's subsidiaries from their assets and deductions in respect of their obligations, under certain circumstances the Company's subsidiaries may generate REIT Taxable Income, Excess Inclusion Income, or both in excess of cash flow. For example, the maturity and interest rates of the investments of the Company's subsidiaries are not likely to match the exact terms of the maturity and interest rates of the debt securities secured by such assets. Similarly, the Company's subsidiaries may recognize taxable market discount income realized upon the sale, retirement or other disposition of GNMA Certificates purchased at a discount from the stated redemption price at maturity; whereas the proceeds from such disposition may be used to make nondeductible principal payments on debt securities secured by such assets. Also, if the Company's subsidiaries' method of computing original issue discount (as discussed below) delayed its deductions, this could also result in REIT Taxable Income in excess of cash flow. The Company and its subsidiaries intend to monitor closely the interrelationship between REIT Taxable Income and cash flow. It is possible, although unlikely, that the Company and its subsidiaries may decide to terminate their REIT status as a result of any such cash shortfall.

     Excess Inclusion Income. The Company, through its subsidiaries, has invested in REMIC securities, some of which have taxable income which exceeds a specified return as provided in the Code. This excess income is known as Excess Inclusion Income ("Excess Inclusion Income"). Neither the Company's nor its subsidiary's Excess Inclusion Income may be reduced by any expenses or deductions, including normal operating expenses, losses from other Mortgage Derivative Investments or Net Operating Losses. The Company, and each of its subsidiaries, is required to distribute during the taxable year, as defined in IRC Section 561, to its shareholders, at least 95% of the greater of its REIT Taxable Income or Excess Inclusion Income. Pursuant to the distribution requirements, the Company may be required, among other things to: (i) borrow funds; (ii) sell assets, or (iii) distribute to shareholders a portion of its working capital or securities to make required distributions in years in which its Excess Inclusion Income exceeds REIT Taxable Income and/or cash flow. In the event the Company is unable to distribute during the taxable year, as defined in IRC
Section 561, to its shareholders the greater of 95% of its REIT Taxable Income or its Excess Inclusion Income, the Company will not maintain its status as a REIT. The Company had no Excess Inclusion Income in 1994 from direct investments in REMIC securities. Dividends paid to the Company from subsidiaries will be characterized as Excess Inclusion Income to the extent that such dividends are attributable to Excess Inclusion Income realized by the subsidiaries. It is estimated that both of the subsidiaries of the Company had Excess Inclusion Income in 1994 totaling approximately $1,400,000. The Company expects to comply with the distribution requirements of the Code.

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


ITEM 3:   Legal Proceedings
          -----------------

          None.


ITEM 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the annual meeting of shareholders on December 15, 1994, 596,215 or 96.9% of shares entitled to vote were represented in person or by proxy. The following items were submitted for a vote of the security holders and the results were:

1) Election of Robert E. Greeley, Russell Berg and W. Gordon Kruberg, M.D. as directors.
     Shares for Robert E. Greeley               592,267
     Shares for Russell Berg                    592,267
     Shares for W. Gordon Kruberg, M.D.         592,267

2) Ratification of Deloitte & Touche as independent accountants for the year ending December 31, 1994.
     Shares for ratification                    594,167
     Shares against ratification                    400
     Shares abstaining                            1,648

3) Ratification and approval of a consulting agreement with Page Mill Asset Management and the ratification of a prior consulting arrangement with the President of the Corporation.
     Shares for ratification and approval       481,122
     Shares against ratification and approval    53,740
     Shares abstaining                            1,648

4) Approval of an amendment to the Articles of Incorporation of the Corporation to provide for indemnification of the officers and directors of the Corporation to the fullest extent permitted by Maryland law.
     Shares for                                 492,922
     Shares against                              44,240
     Shares abstaining                            2,648

5) Ratification and approval of indemnification agreements between the Corporation and each of its officers and/or directors.
     Shares for ratification and approval       491,922
     Shares against ratification and approval    44,240
     Shares abstaining                            3,648

                                  PART II

ITEM 5:   Market for the Registrant's Common Stock and
          --------------------------------------------
          Related Stockholder Matters
          ---------------------------

The Company's common stock is traded in the over-the-counter market and is included in the NASDAQ National Market System (NASDAQ symbol: INVG). As of March 31, 1995 there were approximately 70 common stock recordholders and participants in security position listings. The following table sets forth the range of representative high and low closing prices as reported by NASDAQ.

                                CLOSING PRICE
                         ----------------------------
                             High            Low
                         ----------------------------
Quarter Ended
  March 31, 1993             7.50           5.25
  June 30, 1993              6.25           5.00
  September 30, 1993         8.00           5.25
  December 31, 1993          8.25           6.50
Quarter Ended
  March 31, 1994             8.75           7.00
  June 30, 1994             10.75           9.00
  September 30, 1994        11.00           9.00
  December 31, 1994         10.25           9.50
Period Ended
  April 7,1995              10.00           9.50

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

- ----------------------------------------------------------------------------------------------------
Applicable                             Date      Amount                 Record               Payable
Quarter                            Declared    Declared                   Date                  Date
- ----------------------------------------------------------------------------------------------------
March 31, 1993            February 26, 1993       $0.10         March 31, 1993        April 15, 1993
June 30, 1993                 June 18, 1993       $0.10          June 30, 1993         July 15, 1993
September 30, 1993       September 22, 1993       $0.10     September 30, 1993      October 15, 1993
December 31, 1993         December 15, 1993       $0.20      December 30, 1993      January 14, 1994
March 31, 1994               March 11, 1994       $0.20         March 31, 1994        April 15, 1994
June 30, 1994                  May 17, 1994       $0.20          June 30, 1994         July 15, 1994
September 30, 1994       September 14, 1994       $0.20     September 30, 1994      October 15, 1994
December 31, 1994         December 15, 1994       $0.20      December 30, 1994      January 16, 1995
March 31, 1995                March 8, 1995       $0.20         March 31, 1995        April 15, 1995
- ----------------------------------------------------------------------------------------------------

ITEM 6:   Selected Financial Data
          -----------------------

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto appearing in sections of this Annual Report. The data as of December 31, 1994, 1993 and 1992 and for the years ended December 31, 1994, 1993 and 1992 have been derived from the Company's financial statements which are included elsewhere in this Annual Report on Form 10-K.

                          SELECTED FINANCIAL DATA

                                                             Year Ended December 31
                                    -------------------------------------------------------------------------
                                          1994           1993           1992           1991           1990
                                          ----           ----           ----           ----           ----
Interest Income                       $40,317,092    $56,719,300    $88,982,085   $106,396,506   $120,057,005

Interest Expense                       37,544,948     58,868,273     91,041,486    107,758,170    120,820,868

Gain from the Sale of GNMA
    Certificates                        4,500,169     25,954,618      7,476,302              0              0

Extraordinary Loss from
    Redemption of Bonds                (2,250,778)   (24,190,531)    (9,576,010)             0              0

Cumulative Effect of
    Accounting Change                           0     (8,530,329)             0              0              0

Loss Applicable to Common Stock           (78,841)    (9,232,283)    (5,006,252)    (2,250,676)    (1,772,222)

Loss per Common Share (1)                  ($0.12)       ($13.64)        ($7.34)        ($3.30)        ($2.60)

Cash Dividend and Distribution
    Declared per Common Share (2)            0.80           0.50           0.60           0.00           1.25


                                                                       December 31
                                   -----------------------------------------------------------------------------------
Balance Sheet Data                        1994             1993             1992             1991             1990
                                          ----             ----             ----             ----             ----
Total Assets                         $207,045,077     $308,762,694      $533,508,078     $733,466,247     $860,882,337

Total Liabilities                     196,348,679      297,159,616       512,273,011      706,815,563      831,980,977

GNMA-Backed Sequential Pay Bonds
  and Collateralized Mortgage
  Obligations
    Principal Amount                 $224,074,159     $346,040,781      $587,089,365     $814,380,191     $956,534,391
    Less, Unamortized Discount        (45,140,432)     (60,743,683)      (88,073,748)    (113,708,281)    (133,046,801)
                                     ------------     ------------      ------------     ------------     ------------
                                     $178,933,727     $285,297,098      $499,015,617     $700,671,910     $823,487,590
                                     ============     ============      ============     ============     ============

Total Common Stockholders' Equity     $10,696,398      $11,603,078       $21,235,067      $26,650,684      $28,901,360
                                     ============     ============     ============     ============      ============
- ----------------------------------------------------------------------------------------------------------------------

(1) Taxable income (loss) differs from income (loss) as reported in the Company's financial statements due to a difference in the timing of recognition of accretion of market discount and premium on the GNMA certificates and of amortization of issuance expenses and original issue discount on the Bonds. Similarly, taxable income from Mortgage Derivative Investments differs from income earned under Generally Accepted Accounting Principles.

(2)  Includes amounts distributed in the following year.

ITEM 7: Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ----------------------

                           RESULTS OF OPERATIONS

Net loss for the year ended December 31, 1994 totaled $78,841. This compares to net losses of $9,232,283 and $5,006,252 for the years ended December 31, 1993 and 1992, respectively. Results for three years include gains from sales of GNMA Certificates and other investments as well as extraordinary losses from the redemption of bonds. 1994 results include a valuation reserve provision which writes down the carrying value of its held-to-maturity investments to fair value. 1993 results also include the cumulative effect of change in accounting. . The table below indicates the results of remaining investments:

                                                       Years Ended December 31,
                                                  1994           1993           1992
                                              -------------------------------------------

Net Loss                                          ($78,841)   ($9,232,283)   ($5,006,252)
Plus Cumulative Effect of
  Change in Accounting                                   0      8,530,329              0
Less Gain on Sale of GNMA Certificates          (4,500,169)   (25,954,618)    (7,476,302)
Plus Loss (Less Gain) on Sales
  of Investments                                   606,182     (1,105,556)             0
Plus Extraordinary Loss from
  Redemption of Bonds                            2,250,778     24,190,531      9,576,010
Plus Impairment of Mortgage Derivative
  Investments                                    2,235,663              0              0
Less Other Income                                   (5,949)       (22,493)             0
                                              -------------------------------------------
Net Income (Loss) from Remaining Investments      $507,664    ($3,594,090)   ($2,906,544)
                                              ===========================================

The variance in net income (loss) from remaining investments from year to year is attributable to the change in the net interest income (expense) and operating expenses as follows:

                                                       Years Ended December 31,
                                                  1994           1993           1992
                                              -------------------------------------------
Interest from GNMA Certificates                $22,983,846    $39,286,234     $68,610,463
Interest on Bonds                               22,598,903     38,634,095      66,190,274
                                              -------------------------------------------
  Net Interest Margin                              384,943        652,139       2,420,189
Amortization of Discount                        12,184,866     16,308,294      20,216,288
Amortization of Bond Discount and
  Bond Issuance Costs                          (14,439,594)   (20,054,735)    (24,777,643)
Amortization of Reserve for Loss                 1,714,026              0               0
Income from Mortgage Derivative Investments      3,316,276      1,015,846               0
Other Interest Income                              118,078        108,926         155,334
Interest on Short-term Debt                       (506,451)      (179,443)        (73,569)
                                              -------------------------------------------
Net Interest Income (Expense)                    2,772,144    ($2,148,973)    ($2,059,401)
Valuation Reserve Provision                       (788,351)             0               0
Operating Expenses                              (1,476,129)    (1,445,117)       (847,143)
                                              -------------------------------------------

Net Income (Loss) from Remaining Investments    $  507,664    ($3,594,090)    ($2,906,544)
                                              ===========================================

     Net interest margin (interest from GNMA certificates less interest on bonds) declined somewhat in 1994 because of the declining amount of Certificates and Bonds outstanding. For that reason as well as the redemptions of Series 1983-1 and 1984-1 and the increased rate of payments (including prepayments) on the principal of the GNMA certificates, net interest margin declined in 1993. Amortization of Discounts and Bond issuance Costs declined in 1994 because of the reduced amount of Certificates and Bonds outstanding. Additionally, amortizations declined in 1993 because of the redemptions. Income from Mortgage Derivative Investments exists only in 1994 and 1993 as the purchase of these investments began in the last half of 1993. A number of purchases of Mortgage Derivative Investments were financed with short-term debt which accounts for the increase in that area.

     The Company's Net Interest Margin continues to decline through the process of repayments and prepayments on the mortgages underlying the Company's assets as well as from the redemptions of Bond Series. Additionally, the Company's asset pool is depleted by normal business expenses and the payment of dividends. The indentures under which the Bonds were issued do not permit the issuer to effect a redemption at the point where Net Interest Margin is less than expenses. As a result, the Company is exploring possible ways of refinancing the Bonds before net interest margin becomes insufficient to meet expenses, including seeking changes in the Indenture to allow a call redemption when market conditions allow.

     Operating expenses of the Company were $1,476,129, $1,445,117 and $847,143 in the years ended December 31, 1994, 1993 and 1992, respectively. 1994 and 1993 expenses include $456,747 and $774,000, respectively, for an incentive management fee as described in Note 13 to the financial statements. The 1994 amount is net of a reversal of $230,674 of excess fee accrued in 1993. Trustee fees declined significantly in 1994 and 1993 because of the redemption of GNMA Bonds.

     The Company had no Excess Inclusion Income for 1993 or 1994 from direct investments in REMIC securities. Dividends paid to the Company from subsidiaries will be characterized as Excess Inclusion Income to the extent that such dividends are attributable to Excess Inclusion Income realized by the subsidiaries. Excess Inclusion Income results from holding residual interests in REMICs. Excess Inclusion Income may not be reduced by any expenses or deductions, including normal operating expenses, losses from the Company's CMO Mortgage Derivative Investments and NOLs. Dividends paid to shareholders of the Company will be characterized as Excess Inclusion income to the extent that such dividends are attributable to Excess Inclusion income realized by the Company. Distributions of Excess Inclusion income are taxable as ordinary income to shareholders.

                      LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities of the Company totaled $5,270,877 for the year ended December 31, 1994; $4,872,075 for the year ended December 31, 1993; and $1,240,032 for the year ended December 31, 1992. The Company's cash and cash equivalents decreased $3,039,456 in 1994 but increased $1,819,422 and $1,559,336 in 1993 and 1992, respectively. In the year ended December 31, 1994, the Company invested $12,577,698 in Other Mortgage Certificates and Investments, most of which were sold during the year, and $11,752,812, net of cash receipts and proceeds from sales, in Mortgage Derivative Investments. In the year ended December 31, 1993, the Company invested in Mortgage Derivative Investments, net of principal reductions, of $7,274,734 and invested $2,623,891 in Other Mortgage Certificates and Investments. In 1994 the funds for these purchases were provided by operating activities and increases in short-term debt. Sources of 1993 funds included the excess of principal payments received on the GNMA certificates over the principal payments on the GNMA-Backed Sequential pay bonds ($7,641,887) and cash provided by operations ($3,856,229). These amounts were offset by a decrease in short-term debt of $2,361,029 and the increase in cash and cash equivalents of $1,819,422.

     The Company had total assets of $207.0 million and $308.8 million at December 31, 1994 and 1993, respectively. Of these amounts, $178.0 million and $287.5 million, respectively, were invested in GNMA Certificates which collateralize the bonds.

     The Company had no capital expenditures during the year ended December 31, 1994.

ITEM 8: Financial Statements and Supplementary Data
        -------------------------------------------

                       INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----

Report of Independent Auditors, Deloitte & Touche LLP             23

Consolidated Balance Sheets at December 31, 1994
     and December 31, 1993                                        24

Consolidated Statements of Operations for the Years Ended
     December 31, 1994, 1993 and 1992                             25

Consolidated Statements of Changes in Stockholders' Equity for
     the Years Ended December 31, 1994, 1993 and 1992             26

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1994, 1993 and 1992                             27

Notes to Consolidated Financial Statements                       28-38

                      REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of INVG Mortgage Securities
Corp.

We have audited the accompanying consolidated balance sheets of INVG Mortgage Securities Corp. and subsidiary companies as of December 31, 1994 and 1993, and the related statements of operations, changes in stockholders' equity, and cash flows for the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the company at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 2, in the year ended December 31, 1993, the Company changed its method of accounting for its investments to adopt the provisions of Statement of Financial Accounting Standards No. 115.

DELOITTE & TOUCHE LLP





New York, New York
April 21, 1995

              INVG MORTGAGE SECURITIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                  December 31,   December 31,
                                                      1994           1993
                                                  -------------  -------------
ASSETS
  Cash and Cash Equivalents                         $1,425,534      $4,464,990
  Investment in Government National Mortgage
    Association Certificates, at amortized cost    177,990,217     287,539,482
    Other Mortgage Certificates                        100,730               0
  Investment in Mortgage Derivative Investments     21,322,104       9,396,136
  Accrued Interest and Accounts Receivable           3,973,306       2,803,778
  Deferred Issuance Costs                            1,321,892       2,210,462
  Organization Costs                                    74,145          46,602
  Other Investments                                    837,149       2,301,244
                                                  -------------  -------------

    Total Assets                                  $207,045,077    $308,762,694
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  GNMA-Backed Sequential Pay Bonds                $178,933,727    $285,297,098
  Accrued Interest Payable                           1,723,202       2,153,064
  Short-term Debt                                   14,694,000       5,947,500
  Incentive Management Fee Payable                     687,421         774,000
  Payable to Broker                                          0       2,704,621
  Accrued Expenses and Other Liabilities               173,874         146,878
  Dividends Payable                                    136,455         136,455
                                                  -------------  -------------

    Total Liabilities                              196,348,679     297,159,616
                                                  -------------  -------------

Stockholders' Equity
  Common Stock, $.01 Par Value;
    25,000,000 Shares Authorized;
    682,275 Shares Issued                                6,823           6,823
  Additional Paid-in Capital                        15,103,692      15,103,692
  Treasury Shares (1994 - 76,900 shares;
     1993 - 8,700 shares)                             (682,050)       (55,568)
  Unrealized Gain on Investments                       298,459               0
  Retained Deficit                                  (4,030,526)    (3,451,869)
                                                  -------------  -------------

    Total Stockholders' Equity                      10,696,398      11,603,078
                                                  -------------  -------------

    Total Liabilities and Stockholders' Equity    $207,045,077    $308,762,694
                                                  =============  =============

See Accompanying Notes to Consolidated Financial Statements.

              INVG MORTGAGE SECURITIES CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended December 31,
                                                      1994           1993           1992
                                                  -------------------------------------------
Interest Income
  Mortgage Certificates                            $37,000,816    $55,703,454    $88,982,085
  Mortgage Derivative Investments                    3,316,276      1,015,846              0
                                                  -------------------------------------------
    Total Interest Income                           40,317,092     56,719,300     88,982,085

Interest Expense                                    37,544,948     58,868,273     91,041,486
                                                  -------------------------------------------

  Net Interest Income (Expense)                      2,772,144     (2,148,973)    (2,059,401)
Gain on Sale of GNMA Certificates                    4,500,169     25,954,618      7,476,302
Gain (Loss) on Sale of Investments                    (606,182)     1,105,556              0
Impairment of Mortgage Derivative Investments       (2,235,663)             0              0
Valuation Reserve Provision                           (788,351)             0              0
Other Income                                             5,949         22,493              0
                                                  -------------------------------------------

    Total Income                                     3,648,066     24,933,694      5,416,901
                                                  -------------------------------------------

Operating Expenses
  Incentive Management Fee                             456,747        774,000              0
  Professional Fees                                    407,885        149,653        366,621
  Trustee Fees                                          59,857         46,870        139,335
  Management Fee and Officers' Compensation            312,000        312,000        230,681
  Directors' Fees                                       40,500         44,500         27,000
  General and Administrative                           199,140        118,094         83,506
                                                  -------------------------------------------
    Total Operating Expenses                         1,476,129      1,445,117        847,143
                                                  -------------------------------------------

Income (Loss) before Extraordinary
  Item and Cumulative Effect of
  Accounting Change                                  2,171,937     23,488,577      4,569,758

Extraordinary Item - Loss from
  Redemption of Bonds                               (2,250,778)   (24,190,531)    (9,576,010)
                                                  -------------------------------------------

Loss before Cumulative
  Effect of Accounting Change                          (78,841)      (701,954)    (5,006,252)

Cumulative Effect of Accounting Change                       0     (8,530,329)             0
                                                  -------------------------------------------

Net Loss                                              ($78,841)   ($9,232,283)   ($5,006,252)
                                                  ===========================================

Per Common Share
  Income before Extraordinary Item and
    Cumulative Effect of Accounting Change               $3.43          $34.70         $6.70
  Loss before Cumulative Effect
    of Accounting Change                                ($0.12)        ($1.04)        ($7.34)
  Net Loss                                              ($0.12)       ($13.64)        ($7.34)

  Dividends Declared                                     $0.80          $0.50          $0.60

Weighted Average Shares Outstanding                    634,073        676,884        682,275

See Accompanying Notes to Consolidated Financial Statements.

              INVG MORTGAGE SECURITIES CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Additional                    Unrealized      Retained
                                      Common         Paid-in       Treasury        Gain on       Earnings
                                       Stock         Capital        Shares       Investments     (Deficit)        Total
                                   ----------------------------------------------------------------------------------------

Balance, January 1, 1992                 $6,823    $15,103,692              $0             $0    $11,540,169   $26,650,684
Net Loss                                     --             --              --            --     (5,006,252)    (5,006,252)
Distributions                                --             --              --            --       (409,365)      (409,365)
                                   ----------------------------------------------------------------------------------------

Balance, December 31, 1992                6,823     15,103,692               0              0      6,124,552    21,235,067
Net Loss                                     --             --              --            --     (9,232,283)    (9,232,283)
Distributions                                --             --              --            --       (344,138)      (344,138)
Purchase of 8,700 Shares                     --              --       (55,568)            --              --       (55,568)
                                   ----------------------------------------------------------------------------------------

Balance, December 31, 1993               $6,823     $15,103,692      ($55,568)             0    ($3,451,869)   $11,603,078
Net Loss                                     --             --              --            --        (78,841)       (78,841)
Distributions                                --             --              --            --       (499,816)      (499,816)
Purchase of 68,200 Shares                    --              --      (626,482)            --              --      (626,482)
Unrealized Gain on Investments               --             --              --        298,459             --       298,459
                                   ----------------------------------------------------------------------------------------

Balance, December 31, 1994               $6,823     $15,103,692     ($682,050)      $298,459    ($4,030,526)   $10,696,398
                                   ========================================================================================

See Accompanying Notes to Consolidated Financial Statements.

              INVG MORTGAGE SECURITIES CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                           1994           1993           1992
                                                       -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                   ($78,841)   ($9,232,283)   ($5,006,252)
Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
  Cumulative Effect of Accounting Change                          0      8,530,329              0
  Amortization of Deferred Bond Issuance Costs              888,570      1,717,022      1,347,686
  Amortization of Bond Discount                          15,603,251     27,330,065     23,429,957
  Amortization of Discount on Government
      National Mortgage Certificates, Net               (11,408,621)   (22,876,123)   (20,216,288)
  Amortization of Organization Costs                          9,321              0              0
  Impairment of Mortgage Derivative Investments           2,235,663              0              0
  Loss (Gain) on Sales of Investments                       606,182     (1,015,556)             0
  Decrease in Reserve for Loss on Investments              (925,675)             0              0
  Non-cash Items Relating to Redemption of Bonds
      and Disposition of GNMA Certificates                        0              0      1,057,453
  Decrease (Increase) in Accrued Interest
      and Accounts Receivable                            (1,169,528)     2,247,090      1,957,847
  Increase (Decrease) in Accrued Expenses                    26,996       (644,545)       534,152
  Increase (Decrease) in Management Fee Payable             (86,579)       774,000              0
  Decrease in Accrued Interest Payable                     (429,862)    (1,867,924)    (1,864,523)
                                                       -------------------------------------------
      Net Cash Provided by Operating Activities           5,270,877      4,872,075      1,240,032
                                                       -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Principal Amount of Government
 National Mortgage Association Certificates             121,883,561    248,690,470    219,574,510
Investment in Mortgage Derivative Investments           (20,687,297)   (25,309,212)             0
Principal Collection and Proceeds from Sales                                                    0
      of Mortgage Derivative Investments                  5,618,209     17,018,632              0
Purchase of Other Mortgage Certificates
      and Investments                                   (12,577,698)    (2,623,891)             0
Cash Receipts from Other Mortgage Certificates           12,313,084              0              0
Cash Receipts from Other Investments                      2,227,713        322,647              0
Organization Costs                                          (36,864)       (46,602)             0
                                                       -------------------------------------------

      Net Cash From Investing Activities                108,740,708    238,052,044    219,574,510
                                                       -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Principal Amount of GNMA-Backed
 Sequential Pay Bonds                                  (121,966,622)  (241,048,583)  (227,290,825)
Increase (Decrease) in Short-term Debt                    8,746,500     (2,361,029)     8,308,529
Increase (Decrease) in Due to Broker                     (2,704,621)     2,704,621              0
Dividends Paid                                             (499,816)      (344,138)      (272,910)
Repurchase of Common Stock                                 (626,482)       (55,568)             0
                                                       -------------------------------------------

      Net Cash Used in Financing Activities            (117,051,041)  (241,104,697)  (219,255,206)
                                                       -------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents     (3,039,456)     1,819,422      1,559,336
Cash and Cash Equivalents at Beginning of Year            4,464,990      2,645,568      1,086,232
                                                       -------------------------------------------

Cash and Cash Equivalents at End of Year                 $1,425,534     $4,464,990     $2,645,568
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

     The Company holds all of the outstanding common stock of Investors GNMA Mortgage-Backed Securities Trust, Inc. ("Investors GNMA"), and INVG Government Securities Corp. ("INVG Government"). The Company, directly or through its subsidiaries, has historically generated revenues primarily from Collateralized Mortgage Obligation ("CMO") investments whereby the company was engaged in the business of acquiring modified mortgage-backed pass through certificates ("GNMA Certificates") and then issuing and selling bonds (Bonds) backed by the GNMA Certificates. These investments in CMO issuances give the Company the right to the excess cashflows and earnings on the GNMA Certificates over the expenses required on the Bonds ("CMO Issuance Investments"). The Company has also invested in other similar mortgage related investments wherein the Company has the right to receive the cashflows of a CMO bond offering after debt service payments are made, such as CMO Mortgage Derivative Investments and REMIC Mortgage Derivative Investments, ("Mortgage Derivative Investments").

     The Company's investment policies and other policies are determined by its Board of directors in accordance with the articles and bylaws of the Company. The objective of the company is to maximize earnings and cashflow for distribution to shareholders through mortgage related investments.

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

     Available-for-Sale. The Company is not in the business of trading its mortgage-related assets, however, from time to time the Company may sell an asset as part of the Company's efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore the Company has classified its investments in CMO Residual Interests and REMIC Residual interests as available-for-sale. They are carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in stockholders equity until realized. At December 31, 1994 the carrying value of the Company's available-for-sale investments included net unrealized holding gains of $298,459. Available-for-sale investments are also subject to write down whenever the sum of the future projected cash flows discounted at a risk-free rate is less than the carrying value (excluding unrealized losses). At December 31, 1994 the Company's available-for-sale investments were written down by $2,235,663 with a corresponding charge to earnings. None of the Company's available-for-sale investments were subject to write down as of December 31, 1993.

     Cash Equivalents - Cash equivalents are short-term investments which are readily converted to cash and have original maturities of less than three months.

     Mortgage Certificates and Collateralized Mortgage Obligation Bonds ("CMOs") - Mortgage certificates and CMO bonds are carried at their outstanding principal balance plus or minus any premium or discount and also for Mortgage Certificates, less any reserve balance (see Note 3).

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

     Under certain extended high interest rate periods, or in the event of extremely high prepayment rates on the collateral, the return on the Company's investment in a mortgage derivative investment could be zero or negative. In the event that the projected return on an investment in a mortgage derivative investment falls below a risk free rate, the Company records a write down of such investment to its fair value.

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

     Reclassifications - Certain reclassifications have been made to the December 31, 1993 financial statements to conform such financial statements to the December 31, 1994 financial statements. Such reclassifications do not affect net income as reported.

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

Note 3. - GNMA Certificates

     The GNMA Certificates are being used as collateral for the GNMA-Backed Sequential Pay Bonds (the "Bonds"). Information with respect to such GNMA Certificates is as follows:


                                                                        COST LESS
                      BOND       INTEREST       DUE      PRINCIPAL     UNAMORTIZED        FAIR
CERTIFICATES         SERIES        RATE        DATE        AMOUNT        DISCOUNT        VALUE
- ---------------------------------------------------------------------------------------------------

December 31, 1994
                     1984-2        8.0%        2008     $ 99,473,878   $ 80,900,971    $ 95,090,811
                     1984-3        9.0%        2009       66,767,191     52,813,548      67,351,404
                     1984-4       11.0%        2013       57,834,880     51,880,352      62,823,138
Reserve                                                                  (7,604,654)
                                                        -------------------------------------------
Total                                                   $224,075,949   $177,990,217    $225,265,353
                                                        ===========================================

                                                                        COST LESS
                      BOND       INTEREST       DUE      PRINCIPAL     UNAMORTIZED        FAIR
CERTIFICATES         SERIES        RATE        DATE        AMOUNT        DISCOUNT        VALUE
- ---------------------------------------------------------------------------------------------------

December 31, 1993
                     1983-1     See Note 8              $          0   $          0   $          0
                     1984-1     See Note 7                         0              0              0
                     1984-2        8.0%        2008      119,162,348     95,723,477    125,455,610
                     1984-3        9.0%        2009       85,449,168     66,836,229     91,377,204
                     1984-4       11.0%        2013       80,905,716     72,270,472     92,030,252
                     1984-5     See Note 5                         0              0              0
                     INVG A      Variable      2017       60,442,278     61,239,633     65,709,245
Reserve                                                                  (8,530,329)
                                                        ------------------------------------------
Total                                                   $345,959,510   $287,539,482   $374,572,311
                                                        ==========================================

Note 4. - GNMA-Backed Sequential Pay Bonds

     The Bonds are collateralized by the GNMA Certificates. Information with respect to such Bonds is as follows:

                                                                                                      ESTIMATED
                      BOND      INTEREST       DUE       PRINCIPAL     UNAMORTIZED                      FAIR
BONDS                SERIES       RATE         DATE       AMOUNT        DISCOUNT          NET           VALUE
- -----------------------------------------------------------------------------------------------------------------

December 31, 1994
                     1984-2      7.875%        2008     $ 99,473,266    $22,681,427   $ 76,791,839   $ 94,996,969
                     1984-3    8.875-9.0%      2009       66,766,722     15,658,178     51,108,544     66,036,274
                     1984-4      10.875%       2013       57,834,171      6,800,827     51,033,344     61,917,263
                                                       ----------------------------------------------------------
Total                                                   $224,074,159    $45,140,432   $178,933,727   $222,950,506
                                                       ==========================================================

December 31, 1993
                     1983-1    See Note 8               $          0    $         0   $          0   $          0
                     1984-1    See Note 7                          0              0              0              0
                     1984-2      7.875%        2008      119,161,788     28,472,377     90,689,411    124,926,160
                     1984-3    8.875-9.0%      2009       85,448,713     20,690,041     64,758,672     91,215,162
                     1984-4      10.875%       2013       80,905,029      9,856,967     71,048,062     92,207,462
                     1984-5    See Note 6                          0              0              0              0
                     INVG A     Variable       2017       60,525,251      1,724,298     58,800,953     60,525,251
                                                       ----------------------------------------------------------
Total                                                   $346,040,781    $60,743,683   $285,297,098   $368,874,035
                                                       ==========================================================

Since principal payments on the Bonds are made by applying all distributions of principal received on the GNMA Certificates (both scheduled payments and prepayments), it is not possible to determine the annual amount of future principal payments. The scheduled principal payments to be made on the Bonds for each of the next five years ending December 31 are as follows: 1995, $8,386,000; 1996, $9,195,000; 1997,
$10,082,000; 1998, $11,057,000; 1999, $12,127,000; thereafter $173,229,000.
The sequence of each series of bonds with the latest stated maturity is redeemable at the option of the Company in whole, but not in part, when the outstanding principal amount of that sequence declines to 10% or less of its original outstanding principal amount at a redemption price equal to the outstanding principal amount thereof, plus accrued interest, except for the Series A Bonds. Interest paid on the Bonds during the years ending December 31, 1994, 1993 and 1992 amounted to $23,917,073, $40,504,225 and
$68,054,797, respectively.

     The Company's Net Interest Margin continues to decline through the process of repayments and prepayments on the mortgages underlying the Company's assets as well as from the redemptions of Bond Series. Additionally, the Company's asset pool is depleted by normal business expenses and the payment of dividends. The indentures under which the Bonds were issued do not permit the issuer to effect a redemption at the point where Net Interest Margin is less than expenses. As a result, the Company is exploring possible ways of refinancing the Bonds before net interest margin becomes insufficient to meet expenses, including seeking changes in the Indenture to allow a call redemption when market conditions allow.

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

Note 8. - Redemption of Series A Bonds

     On January 5, 1994 the Board of Directors of the Company authorized an optional redemption of the Series A Bonds on February 1, 1994 pursuant to the call provisions of the Series A Bonds. On January 24, 1994, the GNMA Certificates securing the Series A Bonds were sold. The Company realized a gain of $4,500,000 from the sale of the GNMA Certificates. On February 1, 1994, the Series A Bonds were redeemed at par. After accounting for expenses, including amortization of discounts and premiums, the Company incurred an extraordinary loss of $2,251,000 from the redemption of the Series A Bonds. The net cash the Company received from this series of transactions was $5,010,000.

Note 9. - Mortgage Derivative Investments

     At December 31, 1994, the Company owned Mortgage Derivative
Investments as shown in the schedule below:

                                                                                               CARRYING
                                                                                                  VALUE
                                  PURCHASE          %                           PURCHASE   DECEMBER 31,
RESIDUAL SERIES                     DATE        OWNERSHIP    COLLATERAL            PRICE           1994
- -------------------------------------------------------------------------------------------------------
Merrill Lynch Trust 8-R        Aug. 10, 1993     68.850%     FHLMC 9.50%     $ 3,600,000    $ 1,096,472
FHLMC REMIC 1332-R             July 29, 1993     100.00%     FHLMC 8.00%       6,333,000              0
FNMA REMIC 92-G64 R            Aug. 26, 1993     100.00%     GNMA 8.00%        3,668,000        153,535
FNMA REMIC 92-G65 R            Sept. 21, 1993    100.00%     GNMA 8.00%        2,200,000              0
FHLMC REMIC 1424-R             Sept. 27, 1993    100.00%     FHLMC 8.00%         377,108         57,038
Paine Webber G-3               Oct. 14, 1993     25.00%      FNMA 12.00%         318,719        256,813
FHLMC REMIC 9-R                   Various        87.50%     FHLMC 10.01%       2,114,992      1,676,185
Drexel Burnham Q-7                Various       74.4369%     FNMA 10.00%       1,279,136      1,410,506
Santa Barbara 1-A                 Various       9.74406%     FHLMC 9.50%         799,751        706,023
CMOT Series 5-R                Dec. 10, 1993     49.00%      FNMA 9.50%          560,682        228,833
CMOT Series 6-R                Dec. 10, 1993     49.00%      FHLMC 9.50%         154,713        265,288
Morgan Stanley Trust E         Feb. 14, 1994     42.00%     FHLMC 9.308%         315,000        317,702
Kidder Peabody Trust 3         Feb. 14, 1994     11.27%     FHLMC 9.214%         250,000         42,775
Ryan Mortgage IV - 3           Mar. 28, 1994     100.00%     GNMA 12.00%         800,000        644,488
Ryan Mortgage IV - 4           Mar. 28, 1994     100.00%     FNMA 10.00%         400,000        257,158
CMIT Series 7                  Mar. 30, 1994     100.00%     GNMA 9.50%          800,000        216,962
FHLMC REMIC 4-R                Apr. 21, 1994     52.593%     FHLMC 10.5%       2,550,000      2,249,470
Oxford Acceptance 3D           July 29, 1994     100.00%    FHLMC 10.63%       1,999,316      1,889,253
CMSC Series 1988-14             July 5, 1994     100.00%    FHLMC 10.60%       2,100,000      1,932,202
Mortgage Capital 6C            July 22, 1994     100.00%     GNMA 11.00%       1,350,000      1,365,012
Drexel Burnham Series N        Sept. 3, 1994     50.00%      FNMA 10.50%         611,326        598,570
FHLMC Series 150               Sept. 16, 1994    100.00%     FHLMC 9.50%       1,350,000      1,333,142
FHLMC Series 118               Sept. 27, 1994    100.00%     FHLMC 9.50%         725,000        807,205
FNMA Trust 88-19               Oct. 17, 1994     74.40%      FNMA 9.50%        1,227,600      1,187,255
Drexel Burnham Trust D         Nov. 10, 1994    12.6305%     FHLMC 9.50%         235,000        245,822
E.F. Hutton III 87-1           Nov. 10, 1994    37.6143%     GNMA 12.13%       1,222,225      1,168,279
E.F. Hutton Trust 1            Nov. 15, 1994     20.00%      GNMA 10.00%          30,000         31,077
Merrill Lynch Trust 7          Nov. 17, 1994      8.96%     FHLMC 11.00%         208,000        213,415
FHLMC REMIC 7                  Nov. 23, 1994     10.00%      FHLMC 9.50%         165,000        116,253
FBMS II 1987-4 Class 2         Nov. 30, 1994     100.00%    Whl.Loan 9.5%        275,000        267,001
L.F. Rothschild Series 3       Nov. 30, 1994     20.90%      GNMA 10.00%           5,539          4,057
Pacific Coll. Mtg. Trust 2     Nov. 30, 1994      7.50%     FHLMC 10.00%          25,000         19,438
Kidder Peabody Trust 1         Nov. 30, 1994     48.00%      FHLMC 9.00%          60,000         63,336
Leader Funding 1               Nov. 30, 1994     49.50%     FHLMC 10.00%         396,000        363,611
Ryland Acceptance 38           Nov. 30, 1994     33.00%     FHLMC 10.10%         132,000        137,928
                                                                           ----------------------------
    Total                                                                    $38,638,107    $21,322,104
                                                                           ============================

     There is no exchange or other active market from which to obtain a quoted market price for CMO Residual Interests. Instead, the estimate of fair value was determined by calculating the present value of the projected Excess Cash Flow to the Company discounted at interest rates ranging from 11.9% to 51.9%. The discount rates, prepayment rates and other assumptions were based upon current market information.

     Excess Cash Flow represents the Company's proportionate share of the difference between (I) the cash flow from the collateral pledged to secure the related CMO issuance together with reinvestment income thereon, if any; and (ii) the amount required for debt service payments on such CMO issuance together with administrative expenses.

     During the year ended December 31, 1994, the Company sold three Mortgage Derivative Investments - CMOT I-5, Ryland 94, and Merrill Lynch Trust 3 - for $1,934,509. These sales resulted in a net loss of $171,896. In addition, on May 17, 1994, the Board of Directors of INVG Government Securities Corp. authorized an optional redemption of Thomson McKinnon Mortgage Assets Trust 2. As a result, the Company received $11,527,555 Federal National Mortgage Association Mortgage-backed Securities and it simultaneously increased its short-term borrowings by $11,698,000. On June 25, 1994 the Mortgage-backed Securities were sold and the debt was retired resulting in a loss of $162,000. No additional cash receipts are anticipated from FHLMC REMIC 1332-R and FNMA REMIC 92-G65R. Therefore these investments are carried at zero. However, such investments are still expected to have taxable income or loss in the future which would be recognized in taxable income or loss of the Company in amounts that are not presently determinable.

Note 10. - Fair Value of Investments

     In accordance with FASB-107, the Company shall disclose the fair value of financial instruments for which it is practicable to estimate that value. Due to the complex nature of CMO structures, every CMO investment and, in particular, every CMO Residual has a unique risk/return profile. Not only do CMO structures vary significantly from issuance to issuance, but the individual mortgage loans underlying the mortgage certificate collateral for one CMO issuance are separate and distinct from those underlying the mortgage certificate collateral of another CMO issuance. As a result, these investments are very illiquid and there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. Accordingly, the estimates of fair value have been determined by the Company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value. The estimates of fair value presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimates of fair value.

     The Company has disclosed in Notes 3 and 4 the fair value of the GNMA Certificates and Bonds based on market prices for comparable instruments as of December 31, 1994. However, the Company is unable to sell the GNMA Certificates and therefore realize any gain until the Bonds which are collateralized by the certificates either mature or are called in accordance with the underlying bond indenture. For purposes of determining fair value of the GNMA Certificates, the Company uses the cash flows from GNMA Certificates net of bond interest expenses and related trustee and other expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the GNMA Certificates at a current market price. These cash flows are discounted at a fair value rate of 20%. The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of December 31, 1994 after targeted expenses of $175,000 per year:

BOND SERIES               COLLATERAL      PSA        FAIR VALUE
- ---------------------------------------------------------------

Series 1984-2             GNMA 8.00%      113%         $175,766
Series 1984-3             GNMA 9.00%      140%           52,163
Series 1984-4             GNMA 11.00%     236%          172,064
                                                       --------
     Total Fair Value                                  $399,993

     The Company's methodology and fair value estimates for its mortgage derivative investments, including CMO Residuals and REMIC Residuals are discussed in Note 9. The Company has used available market information as of December 31, 1994 and has concluded that the fair value of the mortgage derivative investments at that date was approximately $300,000 in excess of amortized cost. The Company estimated the prospective yield on these investments for the first quarter of 1995 to be approximately 21.0% per annum.

Note 11. - Other Investments

     At December 31, 1994 Other Investments consists of an interest in Bennett/Lawrence Partners, L.P., an investment fund. This interest was purchased January 4, 1994 for $750,000 and has a fair value of $837,149 at December 31, 1994. During the year, the Company sold its remaining other investments for $2,227,714 resulting in a loss of $272,286.

Note 12. - Tax Status

     The Company has available at December 31, 1994 net operating loss carryforwards aggregating $10.6 million and $1.8 million which may be applied against future taxable income of Investors GNMA and INVG Government, respectively. Of the $10.6 million of net operating loss carryforward available at December 31, 1994 for Investors GNMA, $8.2 million, $.8 million, $.8 million, $.4 million and $.4 million expire in the years ending December 2003, 2004, 2005, 2006 and 2007, respectively. Of the $1.8 million of net operating loss carryforward available at December 31, 1994 for INVG Government, $1.6 million and $.2 million expire in the years ending December 31, 2008 and 2009, respectively.

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

     In order to maintain its status as a REIT, the Company is required, among other things, to distribute during the taxable year, as defined in IRC Section 561, to its shareholders at least 95% of the greater of its REIT Taxable Income or Excess Inclusion income and meet certain asset, income and stock ownership tests. The Company currently intends to distribute 100% of the greater of its REIT Taxable Income or Excess Inclusion Income to its shareholders within the time limits prescribed by the Code.

     In accordance with Statement of Financial Accounting Standards 109 disclosure requirements, the following differences existed at December 31, 1994 between the tax bases and the reported financial statement amounts of the Company's assets and liabilities (unaudited):

                    REPORTED            TAX
                     AMOUNTS        AMOUNTS     DIFFERENCE
- ----------------------------------------------------------

Assets          $207,045,077   $196,686,217    $10,358,860

Liabilities      196,348,679    200,930,956     (4,582,277)

Note 13. - Management

     The Company is managed by the Board of Directors. Effective in January 1992, the day-to-day Administrative affairs of the Company are managed, subject to the supervision of the Board of Directors, under an Administration Agreement with TIS Asset Management, Inc. This agreement provided for a monthly fee of $16,000 for administrative services to be divided among the affiliated Companies.

     On August 6, 1993, the directors of the Company approved the 1993 Stock Option Plan (the "Plan"). Under the Plan, stock options of up to 34,000 shares of common stock may be granted. The plan provides for granting of stock options at an option price per share equal to 100 percent of the fair market value on the date of grant. These options have a term of five years and become exercisable ratably over a three year period commencing with the date of grant. During 1993, 17,000 options were granted with an option price of $7.125 per share, none of which were exercised as of December 31, 1994. The exercise price of the options is decreased by the amount of any cash dividend paid by the Company as of the record date for determining shareholders entitled to receive such dividend. As a result, the exercise price of the options was $6.125 at December 31, 1994.

Consulting Agreement
- --------------------
     At the Annual Meeting of Shareholders held on October 26, 1993, a consulting agreement with Page Mill Asset Management was ratified. Under this agreement, which is effective January 1, 1993, the Companies will pay Page Mill a monthly fee of $10,000 plus an incentive management fee. The incentive management fee, determined with respect to the Companies' performance each fiscal year is equal to 25% of the dollar amount, if any, by which the Companies' consolidated taxable income for such fiscal year, before payment of any incentive fee to Page Mill, net operating loss deductions arising from prior periods' losses and special Internal Revenue Code deductions pertaining to real estate investment trusts, plus certain other adjustments in accordance with generally accepted accounting principles, exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for such fiscal year. Under this agreement, the Company has recorded expense in the year ended December 31, 1994 of $120,000 and $456,747 for the monthly and incentive management fees, respectively. The amount of the incentive management fee is based on an estimate of consolidated taxable income for the year ended December 31, 1994. At December 31, 1994 the amount of incentive management fee payable is $687,421. Taxable income cannot be precisely determined until the tax return is filed for the year. The 1994 incentive management fee is net of a reversal of $230,674 of excess 1993 incentive management fee accrual. The comparable amounts for 1993 were $120,000 and $774,000, respectively. Page Mill Asset Management is 100% owned by Robert E. Greeley, Chairman of the Board and President of the Company.

Note 14 - Dividends

     The Company declared dividends on its common stock of $0.80 per share in 1994, $0.50 per share in 1993 and $0.60 per share in 1992. All of the dividends are taxable as ordinary income. The Company's dividends are not eligible for the dividends received deduction for corporations.

     During 1994, all of the dividends distributed to the Company's shareholders were estimated to be Excess Inclusion Income. Excess Inclusion Income results from holding residual interests in REMICs. Excess Inclusion Income may not be reduced by any expenses or deductions, including normal operating expenses, losses from the Company's CMO Mortgage Derivative Investments and NOLs. Dividends paid to shareholders of the Company will be characterized as Excess Inclusion Income to the extent that such dividends are attributable to Excess Inclusion Income realized by the Company. Distributions of Excess Inclusion Income are taxable as ordinary Income to shareholders.

Note 15. - Short-term Debt

     At December 31, 1994 the Company owed $14,694,000 under sixteen repurchase agreements with Paine Webber & Co. These borrowings had initial terms of one month and are renewed on a month-to-month basis. The weighted average interest rate on these borrowings at December 31, 1994 was 6.425%. The debt is collateralized by some of the Company's Mortgage Derivative Investments which have a fair value of $19,803,000.

Note 16.- Quarterly Financial Data (Unaudited)

                                   First         Second          Third         Fourth
                                  Quarter        Quarter        Quarter        Quarter         Total
- --------------------------------------------------------------------------------------------------------

Year Ended December 31, 1994
Interest Income                   $9,581,477    $12,817,195     $9,213,021     $8,705,399   $40,317,092
Income (Loss) Before
   Extraordinary Item              4,408,359     (1,502,963)      (383,157)     (350,302)     2,171,937
Net Income (Loss)                  2,157,581     (1,502,963)      (383,157)     (350,302)       (78,841)
Per Common Share
   Income (Loss) Before
     Extraordinary Item                $6.62         ($2.36)        ($0.62)       ($0.57)         $3.43
   Net Income (Loss)                    3.24          (2.36)         (0.62)        (0.57)         (0.12)
Dividends Declared per Share           $0.20          $0.20          $0.20         $0.20          $0.80


Income (Loss) before Extraordinary Item, Net Income (Loss) and the related amounts per common share for the second and third quarters of the year ended December 31, 1994 have been restated from amounts previously reported on Form 10-Q to properly reflect an impairment of a Mortgage Derivative Investment. Net loss the second quarter was previously reported as $876,590, or $1.38 per common share. Net loss for the third quarter was previously reported as $1,009,530, or $1.63 per common share.

                                            First         Second          Third         Fourth
                                           Quarter        Quarter        Quarter        Quarter         Total
- -----------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1993
Interest Income                           $15,732,374    $13,591,632    $13,912,712    $13,482,582    $56,719,300
Income (Loss) Before Extra-
   ordinary Item and Cumulative
   Effect of Accounting Change             25,234,097      (842,785)      (285,148)      (617,587)     23,488,577
Income (Loss) Before Cumulative
   Effect of Accounting Change              1,177,198      (976,417)      (285,148)      (617,587)      (701,954)
Net Income (Loss)                           1,177,198      (976,417)      (285,148)    (9,147,916)    (9,232,283)
Per Common Share
   Income (Loss) Before Extra-
     ordinary Item and Cumulative
     Effect of Accounting Change               $37.28        ($1.24)        ($0.42)        ($0.92)         $34.70
   Income (Loss) Before Cumulative
     Effect of Accounting Change                 1.73         (1.43)         (0.42)         (0.92)          (1.04)
   Net Income (Loss)                             1.73         (1.43)         (0.42)        (13.52)         (13.64)
Dividends Declared per Share                    $0.10         $0.10          $0.10          $0.20           $0.50


ITEM 9: Changes in and Disagreements With Accountants on Accounting
        -----------------------------------------------------------
        and Financial Disclosure
        ------------------------

        Not applicable.

                                 PART III

ITEM 10:  Directors and Executive Officers of the Registrant
        --------------------------------------------------

     The directors and executive officers named below are the directors and executive officers of the Company as of April 7, 1995. Mr. Russell Berg has served as a director from February 16, 1990. Mr. Joseph L. Masi was elected a director on March 15, 1995. Mr. Gordon Kruberg was elected a director on November 8, 1994, but resigned his position on February 2, 1995.


Directors and Executive Officers    Positions Held With Corporation    Age
- --------------------------------    -------------------------------    ---

Robert E. Greeley                   Chairman of the Board              62
                                    President and Treasurer.

Russell Berg                        Director and Secretary             74

Joseph L. Masi                      Director                           65

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

     Mr. Greeley is President and Chairman of Page Mill Asset Management, an investment organization. He was Manager, Corporate Investment for Hewlett-Packard Company, a diversified company, from 1979 to May 1991. He is also the investment advisor to the William and Flora Hewlett Foundation. Mr. Greeley is a director of Morgan Grenfell Small Cap Fund, Pacific Horizon Funds and the Master Trust IA Bankamerica Investment Services. He is the General Partner of Greeley Partners. Mr. Greeley also serves as a director of Investors GNMA and INVG Government.

     Mr. Berg has been the Managing Director of Viewpoints International, a management consulting organization since May 1986. Prior to that time he was Director of Marketing Communications of the Hewlett-Packard Company, from which Mr. Berg retired in May 1986. Mr. Berg is a member of the advisory board of Vantive Corp. and is a trustee of the Sensory Aids Foundation of Palo Alto. Mr. Berg is also a director of Investors GNMA Mortgage-Backed Securities Trust, Inc.

     Mr. Masi is an independent consultant. Prior to his retirement, he was a research consultant at SRI International, a large management consulting firm. Mr. Masi serves on the board of several eleemosynary groups. Mr. Masi is also a director of Investors GNMA.

     During 1994, the Board of Directors met four times and each director attended at least 75% of the meetings of the Board. The Board of Directors does not have standing audit, nominating or compensation committees.


ITEM 11:  Executive Compensation
          ----------------------

     No directors, officers or employees of the Administrator (as defined herein) or its affiliated companies are directors or executive officers of the Company.

     For 1994, each director of the Company, other than those who are executive officers or employees of the Company, was entitled to receive a fee of $500 for each Board of Directors or committee meeting attended by that director (together with all actual out-of-pocket expenses incurred in connection with attendance at such meetings), plus additional compensation at an annual rate of $8,000. Robert E. Greeley, as president, received no compensation. With respect to those directors and officers who also serve on the Board of Directors of INVG Government and/or Investors GNMA, such compensation was paid jointly by the Company and such affiliates. During 1994 all directors and officers as a group consisting of 4 persons received from the Company aggregate remuneration in the amount of $40,500.

     The following table sets forth certain information with respect to options granted in 1993 to acquire common stock of the Company to its principal executive officers.

                                                       Number of Shares            Value of
                                                             Underlying         Unexercised
                                                            Unexercised        In-the-Money
                                                             Options at          Options at
                                                      December 31, 1994   December 31, 1994
                  Shares Acquired             Value        Exercisable/        Exercisable/
Name                  on Exercise          Realized       Unexercisable       Unexercisable
- -------------------------------------------------------------------------------------------

Russell Berg                    0                $0         3,111/4,889     $12,055/$18,945
Robert Ford                     0                 0         1,556/2,444       $6,030/$9,470

The original exercise price per share of the options granted was $7.125, the fair market value of the shares underlying the options on the date of grant, and the exercise price per share is decreased by the amount of any cash dividend paid by the Company as of the record date for determining shareholders entitled to receive such dividend. As a result, the exercise price of the options was $6.125 at December 31, 1994.

     The options held by Report Ford were canceled in January 1995 following his resignation as a director of the Company.

     As described in Note 13 to the financial statements, an incentive management fee of $687,421 is payable to Page Mill Asset Management. This fee was unpaid as of March 31, 1995. Mr. Robert E. Greeley, Chairman of the Board and President of the Company, is the sole stockholder of Page Mill Asset Management.


ITEM 12:  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Commencing on March 17, 1993, INVG Government began a program of acquiring shares of INVG Mortgage Investment Company in the open market.
As of December 31, 1994, INVG Government had purchased 76,900 shares at an aggregate cost of $682,060 and reduced the number of outstanding shares to 605,375 at that date. Subsequent to December 31, 1994, INVG Government has acquired an additional 5,900 shares.

     At April 7, 1994, the common stock, par value $.01 per share, of the Company beneficially owned by security holders holding 5% or more of the outstanding common stock of the Company was as follows:

    Name of                                  Amount and Nature
   Beneficial                                  of Beneficial     Percent of
     Owner                 Address               Ownership         Class
- ---------------    -----------------------   ------------------  ----------
Page Mill Asset    Meadow Wood Crown Plaza   253,800 Shares (1)    42.34%
   Management        1575 Delucchi Lane
                     Reno, Nevada  89502

     The table below sets forth, as of April 7, 1995, the number of shares of Common Stock beneficially owned by each director of the Company, and by all of the Company's officers and directors as a group, which information as to beneficial ownership is based upon statements furnished to the Company by such persons.

                                          Number of Shares      Percent of
Name and Address                        Beneficially Owned **  Common Stock
- ----------------                        ---------------------  ------------
                                                               --

Robert E. Greeley                               253,800           42.34%
Russell Berg                                      6,111             ***
All Directors and Officers as a Group           259,111           43.22%

     All shares of the Company's common stock beneficially owned by security holders holding 5% or more of the outstanding common stock and by directors of the Company aggregate approximately 43% of the total outstanding shares of common stock of the Company.

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


ITEM 13:  Certain Relationships and Related Transactions
          ----------------------------------------------

          The Company has entered into a Consulting Agreement with Page Mill Asset Management, 100% of which is owned by Robert E. Greeley, Chairman of the Board and President of the Company. Under this agreement, the Company has recorded expense in the year ended December 31, 1994 of $120,000 and $456,747 for the monthly and incentive management fees, respectively. The amount of the incentive management fee is based on an estimate of consolidated taxable income for the year ended December 31, 1994. The 1994 incentive management fee is net of a reversal of $230,674 of excess 1993 incentive management fee accrual.

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1994.

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

13.1 The Company's Annual Report to Shareholders for 1994 (Furnished for the information of the Commission and not deemed to be filed except for those portions which are expressly incorporated by reference into this Form 10-K)

22.1 List of Subsidiaries (Incorporated by reference from Exhibit 22.1 to the Company's Report on Form 10-K for the year ended December 31, 1986)

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


Date:  April 25, 1995 *

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Date                  Title
- ---------                           ----                  -----

/s/ Robert E. Greeley          April 25, 1995   Chairman of The Board,
- ---------------------                           President and Treasurer.
Robert E. Greeley                               (Principal Executive and
                                                Financial Officer)


/s/ Russell Berg               April 25, 1995   Director and Secretary
- ---------------------
Russell Berg


/s/ Joseph L. Masi             April 25, 1995   Director
- ---------------------
Joseph L. Masi


* The Form 10-K was delayed because the auditors' certificate was not signed until after Deloitte & Touche LLP had completed their audit which occurred after April 17, 1995.

BOARD OF DIRECTORS                   LEGAL COUNSEL
     RUSSELL BERG                         Marron Reid & Sheehy
     Director,                            San Francisco, CA
     Viewpoints International

     JOSEPH L. MASI                  INDEPENDENT ACCOUNTANTS
     Independent Consultant               Deloitte & Touche LLP
                                          New York, NY

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