Form 10-Q
period 1995-03-31
INVG MORTGAGE SECURITIES CORP /DE/
filed 1995-05-15
CIK 792014

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

    Class of Common Stock                Outstanding at May 12, 1995
    ---------------------                ---------------------------
        $.01 Par Value                          599,475 Shares
                                        (Exclusive of Treasury Stock)

                      INVG MORTGAGE SECURITIES CORP.

                                   Index

                      Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)                   Page Number

     Condensed Consolidated Statements of Income
          Three months ended March 31, 1995 and 1994              3

     Condensed Consolidated Balance Sheets
          March 31, 1995 and December 31, 1994                    4

     Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1995 and 1994              5

     Notes to Condensed Consolidated Financial Statements         6


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                12


                        Part II.  Other Information

Item 4.  Results of Votes of Security Holders                    13


Item 6.  Exhibits and Reports on Form 8-K                        13

Part I.  Financial Information

Item 1.  Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31
                                                       ----------------------------
                                                           1995           1994
- -----------------------------------------------------------------------------------
Interest Income
  Mortgage Certificates                                  $ 6,975,040     $8,882,529
  Mortgage Derivative Investments                          1,322,059        698,948
                                                       -------------  -------------
     Total Interest Income                                 8,297,099      9,581,477
Interest Expense                                           7,208,317      9,394,958
                                                       -------------  -------------
     Net Interest Income                                   1,088,782        186,519
Gain on Sale of GNMA Certificates                                  0      4,500,169
Valuation Reserve Provision                                  133,076              0
Other Income                                                     103         70,505
                                                       -------------  -------------
     Total Income                                          1,221,961      4,757,193
                                                       -------------  -------------
Expenses
  Incentive Management Fee                                         0        213,638
  Professional Fees                                           25,465         10,514
  Trustee Fee                                                  7,060          2,397
  Management Fees                                             78,000         78,000
  Directors' Fees                                             12,000          7,000
  General and Administrative                                  46,969         37,285
                                                       -------------  -------------
     Total Expenses                                          169,494        348,834
                                                       -------------  -------------

Income before Extraordinary Item                           1,052,467      4,408,359
Extraordinary Item - Loss from Redemption of Bonds                 0      2,250,778
                                                       -------------  -------------

Net Income                                                $1,052,467     $2,157,581
                                                       =============  =============
- -----------------------------------------------------------------------------------
Per Common Share
  Income before Extraordinary Item                             $1.75          $6.62
  Net Income                                                   $1.75          $3.24

  Dividends Declared                                           $0.20          $0.20

Weighted Average Shares Outstanding                          602,764        665,792
- -----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

                      INVG MORTGAGE SECURITIES CORP.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,    December 31,
                                                           1995           1994
                                                       -------------  -------------
                                                        (Unaudited)
ASSETS
  Cash and Cash Equivalents                               $3,411,717     $1,425,534
  Investment in Government National Mortgage
     Association Certificates, at amortized cost         172,163,008    177,990,217
  Other Mortgage Certificates                                100,495        100,730
  Investment in Mortgage Derivative Investments           25,265,532     21,322,104
  Accrued Interest and Accounts Receivable                 2,097,996      3,973,306
  Deferred Issuance Costs                                  1,260,489      1,321,892
  Organization Costs                                          69,972         74,145
  Other Investments                                          837,986        837,149
                                                       -------------  -------------
     Total Assets                                       $205,207,195   $207,045,077
                                                       =============  =============
- -----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  GNMA-Backed Sequential Pay Bonds                      $172,986,920   $178,933,727
  Accrued Interest Payable                                 1,680,506      1,723,202
  Short-term Debt                                         17,394,769     14,694,000
  Incentive Management Fee Payable                           687,421        687,421
  Accrued Expenses and Other Liabilities                     108,995        173,874
  Dividends Payable                                          136,455        136,455
                                                       -------------  -------------
     Total Liabilities                                   192,995,066    196,348,679
                                                       -------------  -------------

Stockholders' Equity
  Common Stock, $.01 Par Value;
     25,000,000 Shares Authorized;
     682,275 Shares Issued                                     6,823          6,823
  Additional Paid-in Capital                              15,103,692     15,103,692
  Treasury Shares (82,800 shares at March 31, 1995)         (740,685)      (682,050)
  Unrealized Gain on Investments                             940,250        298,459
  Retained Deficit                                        (3,097,951)    (4,030,526)
                                                       -------------  -------------
     Total Stockholders' Equity                           12,212,129     10,696,398
                                                       -------------  -------------

     Total Liabilities and Stockholders' Equity         $205,207,195   $207,045,077
                                                       =============  =============
- -----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

       >
                      INVG MORTGAGE SECURITIES CORP.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                   Three Months Ended
                                                                       March 31,
                                                              ----------------------------
                                                                  1995           1994
                                                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $1,052,467     $2,157,581
                                                              ------------   ------------
Adjustments to reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Amortization of Deferred Bond Issuance Costs                     61,403        526,128
   Amortization of Bond Discount                                 2,001,617      4,308,579
   Amortization of Discount on Government
     National Mortgage Association Certificates, Net            (1,734,723)    (1,493,274)
   Amortization of Organization Costs                                4,173              0
   Decrease in Reserve for Loss on Investments                    (386,491)             0
   Decrease in Accrued Interest and Accounts Receivable          1,875,310        672,104
   Increase in Incentive Management Fee Payable                          0        213,638
   Decrease in Accrued Expenses                                    (64,879)       (37,883)
   Decrease in Accrued Interest Payable                            (42,696)      (161,257)
                                                              ------------   ------------
     Total Adjustments                                           1,713,714      4,028,035
                                                              ------------   ------------

     Net Cash Provided by Operating Activities                   2,766,181      6,185,616
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Principal Amount of
 Government National Mortgage Association Certificates           7,948,424     81,031,394
Decrease in Due to Broker                                                0     (2,704,621)
Investment in Mortgage Derivative Investments                   (4,172,960)    (4,205,432)
Cash Receipts from Mortgage Derivative Investments                 870,486      1,755,522
Purchase of Other Investments                                            0     (1,000,000)
Cash Receipts from Other Investments                                   235         78,924
                                                              ------------   ------------
     Net Cash From Investing Activities                          4,646,185     74,955,787
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Principal Amount of
 GNMA-Backed Sequential Pay Bonds                               (7,948,424)   (81,114,367)
Increase (Decrease) in Short-term Debt                           2,700,769     (1,147,750)
Repurchase of Common Stock                                         (58,635)      (285,072)
Dividends Paid                                                    (119,893)      (136,455)
                                                              ------------   ------------
     Net Cash Used in Financing Activities                      (5,426,183)   (82,683,644)
                                                              ------------   ------------

Net Increase in Cash and Cash Equivalents                        1,986,183     (1,542,241)
Cash and Cash Equivalents at Beginning of Period                 1,425,534      4,464,990
                                                              ------------   ------------

Cash and Cash Equivalents at End of Period                      $3,411,717     $2,922,749
                                                              ============   ============

See Notes to Condensed Consolidated Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1. - Basis of Presentation

     In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and the results of operations and the cash flows for the three months ended March 31, 1995 and 1994. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1994 financial statements and notes thereto.

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

     Available-for-Sale. The Company is not in the business of trading its mortgage-related assets, however, from time to time the Company may sell an asset as part of the Company's efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore the Company has classified its investments in CMO Residual Interests and REMIC Residual interests as available-for-sale. They are carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in stockholders equity until realized. At March 31, 1995 the carrying value of the Company's available-for-sale investments included net unrealized holding gains of $955,235. Available-for-sale investments are also subject to write down whenever the sum of the future projected cash flows discounted at a risk-free rate is less than the carrying value (excluding unrealized losses).

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

     Reclassifications - Certain reclassifications have been made to the Statement of Cash Flows for the three months ended March 31, 1994 to conform such financial statement to the March 31, 1995 statement. Such reclassifications do not affect net income as reported.

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding.

Note 3. - GNMA Certificates

     The GNMA Certificates are being used as collateral for the GNMA-Backed Sequential Pay Bonds (the "Bonds"). Information with respect to such GNMA Certificates is as follows:

                                                                   COST LESS      ESTIMATED
                    BOND     INTEREST      DUE      PRINCIPAL     UNAMORTIZED        FAIR
CERTIFICATES       SERIES      RATE       DATE        AMOUNT        DISCOUNT        VALUE
- ----------------------------------------------------------------------------------------------
- -
March 31, 1995
                   1984-2      8.0%       2008     $ 96,338,842  $ 78,597,075    $ 95,495,877
                   1984-3      9.0%       2009       64,816,528    51,419,040      66,943,320
                   1984-4      11.0%      2013       54,972,156    49,365,055      60,193,718
Reserve                                                             (7,218,162)
                                                   ------------------------------------------
Total                                              $216,127,526  $172,163,008    $222,632,915
                                                   ==========================================

December 31, 1994
                   1984-2      8.0%       2008     $ 99,473,878   $ 80,900,971    $ 95,090,811
                   1984-3      9.0%       2009       66,767,191     52,813,548      67,351,404
                   1984-4      11.0%      2013       57,834,880     51,880,352      62,823,138
Reserve                                                             (7,604,654)
                                                   ------------------------------------------
Total                                              $224,075,949   $177,990,217    $225,265,353
                                                   ==========================================

Note 4. - GNMA-Backed Sequential Pay Bonds

     The Bonds are collateralized by the GNMA Certificates. Information with respect to such Bonds is as follows:



                    BOND     INTEREST      DUE      PRINCIPAL     UNAMORTIZED
BONDS              SERIES      RATE       DATE        AMOUNT        DISCOUNT         NET
- ----------------------------------------------------------------------------------------------
March 31, 1995
                   1984-2     7.875%      2008     $ 96,338,229    $21,679,597    $74,658,632
                   1984-3   8.875-9.0%    2009       64,816,058     15,054,306     49,761,752
                   1984-4     10.875%     2013       54,971,448      6,404,912     48,566,536
                                                   ------------------------------------------
Total                                              $216,125,735    $43,138,815   $172,986,920
                                                   ==========================================

December 31, 1994
                   1984-2     7.875%      2008     $ 99,473,266    $22,681,427     $76,791,839
                   1984-3   8.875-9.0%    2009       66,766,722     15,658,178      51,108,544
                   1984-4     10.875%     2013       57,834,171      6,800,827      51,033,344
                                                   ------------------------------------------
Total                                              $224,074,159    $45,140,432    $178,933,727
                                                   ==========================================

The sequence of each series of bonds with the latest stated maturity is redeemable at the option of the Company in whole, but not in part, when the outstanding principal amount of that sequence declines to 10% or less of its original outstanding principal amount at a redemption price equal to the outstanding principal amount thereof, plus accrued interest.

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

Note 6. - Mortgage Derivative Investments

     At March 31, 1995, the Company owned Mortgage Derivative Investments as shown in the schedule below:

                                                                                               CARRYING
                                                                                                  VALUE
                                  PURCHASE          %                           PURCHASE      MARCH 31,
RESIDUAL SERIES                     DATE        OWNERSHIP    COLLATERAL            PRICE           1995
- -------------------------------------------------------------------------------------------------------
Merrill Lynch Trust 8-R        Aug. 10, 1993     68.850%     FHLMC 9.50%     $ 3,600,000    $ 1,338,035
FHLMC REMIC 1332-R             July 29, 1993     100.00%     FHLMC 8.00%       6,333,000              0
FNMA REMIC 92-G64 R            Aug. 26, 1993     100.00%     GNMA 8.00%        3,668,000        153,542
FNMA REMIC 92-G65 R            Sept. 21, 1993    100.00%     GNMA 8.00%        2,200,000              0
FHLMC REMIC 1424-R             Sept. 27, 1993    100.00%     FHLMC 8.00%         377,108         51,564
Paine Webber G-3               Oct. 14, 1993     25.00%      FNMA 12.00%         318,719        229,014
FHLMC REMIC 9-R                   Various        87.50%     FHLMC 10.01%       2,114,992      1,424,327
Drexel Burnham Q-7                Various       74.4369%     FNMA 10.00%       1,279,136      1,358,863
Santa Barbara 1-A                 Various       9.74406%     FHLMC 9.50%         799,751        591,573
CMOT Series 5-R                Dec. 10, 1993     49.00%      FNMA 9.50%          560,682        310,581
CMOT Series 6-R                   Various        64.00%      FHLMC 9.50%         189,713        459,066
Morgan Stanley Trust E         Feb. 14, 1994     42.00%     FHLMC 9.308%         315,000        260,983
Kidder Peabody Trust 3         Feb. 14, 1994     11.27%     FHLMC 9.214%         250,000        188,886
Ryan Mortgage IV - 3           Mar. 28, 1994     100.00%     GNMA 12.00%         800,000        632,409
Ryan Mortgage IV - 4           Mar. 28, 1994     100.00%     FNMA 10.00%         400,000        311,791
CMIT Series 7                  Mar. 30, 1994     100.00%     GNMA 9.50%          800,000        382,462
FHLMC REMIC 4-R                Apr. 21, 1994     52.593%     FHLMC 10.5%       2,550,000      2,007,951
Oxford Acceptance 3D           July 29, 1994     100.00%    FHLMC 10.63%       1,999,316      1,837,348
CMSC Series 1988-14             July 5, 1994     100.00%    FHLMC 10.60%       2,100,000      1,663,347
Mortgage Capital 6C            July 22, 1994     100.00%     GNMA 11.00%       1,350,000      1,189,666
Drexel Burnham Series N        Sept. 3, 1994     50.00%      FNMA 10.50%         611,326        493,369
FHLMC Series 150               Sept. 16, 1994    100.00%     FHLMC 9.50%       1,350,000      1,139,153
FHLMC Series 118               Sept. 27, 1994    100.00%     FHLMC 9.50%         725,000        666,651
FNMA Trust 88-19               Oct. 17, 1994     74.40%      FNMA 9.50%        1,227,600      1,248,443
Drexel Burnham Trust D         Nov. 10, 1994    12.6305%     FHLMC 9.50%         235,000        263,161
E.F. Hutton III 87-1           Nov. 10, 1994    37.6143%     GNMA 12.13%       1,222,225      1,310,141
E.F. Hutton Trust 1            Nov. 15, 1994     20.00%      GNMA 10.00%          30,000         31,873
Merrill Lynch Trust 7          Nov. 17, 1994      8.96%     FHLMC 11.00%         208,000        231,044
FHLMC REMIC 7                  Nov. 23, 1994     10.00%      FHLMC 9.50%         165,000        166,108
FBMS II 1987-4 Class 2         Nov. 30, 1994     100.00%    Whl.Loan 9.5%        275,000        480,819
L.F. Rothschild Series 3       Nov. 30, 1994     20.90%      GNMA 10.00%           5,539          1,701
Pacific Coll. Mtg. Trust 2     Nov. 30, 1994      7.50%     FHLMC 10.00%          25,000         38,786
Kidder Peabody Trust 1            Various        100.00%     FHLMC 9.00%         145,000        159,596
Leader Funding 1                  Various        79.50%     FHLMC 10.00%         628,308        848,874
Ryland Acceptance 38           Nov. 30, 1994     33.00%     FHLMC 10.10%         132,000        178,397
FHLMC REMIC 105-R              Jan. 17, 1995    69.6706%     FHLMC 9.50%       1,672,093      1,229,446
Ryland Acceptance               Feb. 8, 1995     27.995%     GNMA 10.00%         350,116        295,183
Ryland Acceptance               Feb. 8, 1995     23.664%     GNMA 10.50%         466,104        699,068
Ryland Acceptance               Feb. 8, 1995     35.997%     GNMA 9.50%          472,337        568,948
FHLMC REMIC 105-R              Mar. 27, 1995     100.00%     FHTPM 9.50%         860,000        823,363
                                                                           ----------------------------
    Total                                                                    $42,811,065    $25,265,532
                                                                           ============================

     There is no exchange or other active market from which to obtain a quoted market price for CMO Residual Interests. Instead, the estimate of fair value was determined by calculating the present value of the projected Excess Cash Flow to the Company discounted at a weighted average interest rate of 22.1%. The discount rates, prepayment rates and other assumptions were based upon current market information.

     Excess Cash Flow represents the Company's proportionate share of the difference between (I) the cash flow from the collateral pledged to secure the related CMO issuance together with reinvestment income thereon, if any; and (ii) the amount required for debt service payments on such CMO issuance together with administrative expenses.

     No additional cash receipts are anticipated from FHLMC REMIC 1332-R and FNMA REMIC 92-G65-R. Therefore these investments are carried at zero. However, such investments are still expected to have taxable income or loss in the future which would be recognized in taxable income or loss of the Company in amounts that are not presently determinable.

Note 7. - Fair Value of Investments

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

     The Company has disclosed in Note 3 the fair value of the GNMA Certificates based on market prices for comparable instruments as of March 31, 1995. However, the Company is unable to sell the GNMA Certificates and therefore realize any gain until the Bonds which are collateralized by the certificates either mature or are called in accordance with the underlying bond indenture. For purposes of determining fair value of the GNMA Certificates, the Company uses the cash flows from GNMA Certificates net of bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the GNMA Certificates at a current market price. The net cash flows also assume annual expenses of $175,000 for the three Series for trustee, auditing, administration and legal expenses. These cash flows are discounted at a fair value rate of 20%. The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of March 31, 1995:


BOND SERIES                 COLLATERAL       PSA       FAIR VALUE
- -----------------------------------------------------------------
Series 1984-2               GNMA 8.00%      132%       $  154,634
Series 1984-3               GNMA 9.00%      174%           53,961
Series 1984-4              GNMA 11.00%      306%          248,758
                                                    -------------
     Total Fair Value                                  $  457,353
                                                    =============

     The Company's methodology and fair value estimates for its mortgage derivative investments, including CMO Residuals and REMIC Residuals are discussed in Note 6. The Company has used available market information as of March 31, 1995 and has concluded that the fair value of the mortgage derivative investments at that date was approximately $850,000 in excess of amortized cost. The Company estimated the prospective yield on these investments for 1995 to be approximately 21.5% per annum.

Note 8.   Other Investments

     At March 31, 1995 Other Investments consists of an interest in Bennett/Lawrence Partners, L.P., an investment fund. This interest was purchased January 4, 1994 for $750,000 and has a fair value of $837,986 at March 31, 1995.

Note 9. - Short-Term Debt

     At March 31, 1995 the Company owed $17,394,769 under 21 repurchase agreements. These borrowings had initial terms of one month and are renewed on a month-to-month basis. The weighted average interest rate of these borrowings at March 31, 1995 was 6.425%. The debt is collateralized by some of the Company's mortgage derivative investments.

Note 10. - Consulting Agreement

     Under the terms of a consulting agreement with Page Mill Asset Management, the Company will pay a monthly fee of $10,000 plus an incentive management fee. The incentive management fee is equal to 25% of the amount, if any, by which the annual consolidated taxable income of the group exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for the year. Under this agreement, the Company has recorded expense in the three months ended March 31, 1995 of $30,000 for the monthly management fee. No accrual was made in this period for the incentive management fee as it was impracticable to estimate consolidated taxable income for the period. In the three months ended March 31, 1994, the Company recorded expense of $30,000 and $213,638 for the monthly and incentive management fees, respectively. Taxable income cannot be precisely determined until the end of the entire fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS

Three months Ended March 31, 1995 compared to 1994
- --------------------------------------------------
Net income for the three months ended March 31, 1995 amounted to $1,052,467 or $1.75 per share. This compares to net income of $2,157,581, or $3.24 per share for the three months ended March 31, 1994. Results for 1994 included gains from sales of GNMA Certificates as well as extraordinary losses from the redemption of bonds. The table below indicates the results of operations exclusive of these items:

                                                   Three Months Ended Mar. 31
                                                  ----------------------------
                                                      1995           1994
                                                  ------------   ------------
Net Income                                          $1,052,467     $2,157,581
Less Gain on Sale of GNMA Certificates                       0     (4,500,169)
Plus Loss from Redemption of Bonds                           0      2,250,778
                                                  ------------   ------------
Net Income (Loss) from Remaining Investments        $1,052,467     ($  91,810)
                                                  =============  =============

The variance in net income (loss) from remaining investments from year to year is attributable to the change in net interest income and operating expenses as follows:

                                                   Three Months Ended Mar. 31
                                                  ---------------------------
                                                      1995           1994          Change
                                                  ------------   ------------    ------------
Interest from GNMA Certificates                     $4,972,036     $6,573,433     (1,601,397)
Interest on Bonds                                    4,889,097      6,564,021     (1,674,924)
                                                  ------------   ------------    ------------
  Net Interest Margin                                   82,939          9,412          73,527
Amortization of Discount                             1,734,723      2,269,519       (534,796)
Amortization of Reserve for Loss                       253,415              0         253,415
Amortization of Bond Discount and
  Bond Issuance Costs                               (2,063,020)    (2,782,480)       719,460
Income from Mortgage Derivative Investments          1,322,059        698,948         623,111
Other Interest Income                                   14,866         39,577        (24,711)
Interest on Short-term Debt                           (256,200)       (48,457)      (207,743)
                                                  ------------   ------------    ------------
  Net Interest Income                                1,088,782        186,519         902,263
Valuation Reserve Provision                            133,076              0         133,076
Other Income                                               103         70,505        (70,402)
Operating Expenses                                    (169,494)      (348,834)       179,340
                                                  ------------   ------------    ------------
Net Income (Loss) from Remaining Investments        $1,052,467    ($   91,810)    $1,144,277
                                                  ============   =============  ============

     Net interest margin (interest from GNMA certificates less interest on bonds) remained constant in 1995 because the relationship of interest rates on the Certificates and the Bonds remained the same. However, the amount of interest income, interest expense and amortization declined in 1995 because of the decreased principal amount of Certificates and Bonds outstanding.

     On March 14, 1995 the Company declared a distribution of $0.20 per share, payable on April 17, 1995 to shareholders of record as of March 31, 1995.
                      LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operations of the Company totaled $2,766,181 for the three months ended March 31, 1995 and $6,185,616 for the three months ended March 31, 1994. Cash and cash equivalents of the Company increased during the first three months of 1995 by $1,986,183 but decreased
$1,542,241 in the first three months of 1994.

     The Company had total assets of $205.2 million at March 31, 1995. At March 31, 1995, GNMA Certificates collateralizing the Bonds comprised $172.2 million of the assets, Mortgage Derivative Investments were $25.3 million and deferred issuance costs accounted for $1.3 million of the assets.

The Company had no capital expenditures in the quarter ended March 31, 1995.

PART II - OTHER INFORMATION
- ---------------------------

Item 4.   Results of Votes of Security Holders
          ------------------------------------
               Not Applicable

Item 5.   Other Information
          -----------------
               Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
                    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

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

Dated:    May 12, 1995