Form 10-Q
period 1995-06-30
INVG MORTGAGE SECURITIES CORP /DE/
filed 1995-08-14
CIK 792014

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----    -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date

    Class of Common Stock               Outstanding at August 11, 1995
    ---------------------                ---------------------------
        $.01 Par Value                          596,475 Shares
                                        (Exclusive of Treasury Stock)

                      INVG MORTGAGE SECURITIES CORP.

                                   Index

                      Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)                   Page Number

     Condensed Consolidated Statements of Income (Loss)
          Three months and six months ended
           June 30, 1995 and 1994                                 3

     Condensed Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994                     4

     Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1995 and 1994                 5

     Notes to Condensed Consolidated Financial Statements         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     13


                        Part II.  Other Information

Item 4.  Results of Votes of Security Holders                    16

Item 5.  Other Information                                       16

Item 6.  Exhibits and Reports on Form 8-K                        16

Part I.  Financial Information

Item 1.  Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (UNAUDITED)

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                       ----------------------------  ----------------------------
                                                       1995           1994           1995           1994
-----------------------------------------------------------------------------------------------------------------
Interest Income
  Mortgage Certificates, net                             $ 6,784,040    $12,345,965    $13,759,080    $21,228,494
  Mortgage Derivative Investments                          1,414,704        471,230      2,736,763      1,170,178
                                                       -------------  -------------  -------------  -------------
     Total Interest Income                                 8,198,744     12,817,195     16,495,843     22,398,672
Interest Expense                                           7,027,448     12,202,358     14,235,765     21,597,316
                                                       -------------  -------------  -------------  -------------
     Net Interest Income                                   1,171,296        614,837      2,260,078        801,356
Gain (Loss) on Sales of Investments                         (104,295)       (25,228)      (104,295)        30,546
Gain on Sale of GNMA Certificates                                  0              0              0      4,500,169
Impairment of Mortgage Derivative Investments               (362,202)             0       (362,202)             0
Valuation Reserve Provision                                  175,307       (985,402)       308,383       (985,402)
Other Income (Expense)                                             0         (8,782)           103          5,949
                                                       -------------  -------------  -------------  -------------
     Total Income (Loss)                                     880,106       (404,575)     2,102,067      4,352,618
                                                       -------------  -------------  -------------  -------------
Expenses
  Incentive Management Fee                                   194,523        175,364        194,523        389,002
  Professional Fees                                           98,300        143,879        123,765        154,393
  Trustee Fee                                                 11,788         29,099         18,848         31,496
  Management Fee and Officers' Compensation                   78,000         78,000        156,000        156,000
  Directors' Fees                                              7,500          3,000         19,500         10,000
  General and Administrative                                 114,324         42,673        161,293         79,958
                                                       -------------  -------------  -------------  -------------
     Total Expenses                                          504,435        472,015        673,929        820,849
                                                       -------------  -------------  -------------  -------------

Income (Loss) before Extraordinary Item                      375,671       (876,590)     1,428,138      3,531,769
Extraordinary Item - Loss from Redemption of Bonds                 0              0              0     (2,250,778)
                                                       -------------  -------------  -------------  -------------

Net Income (Loss)                                           $375,671      ($876,590)    $1,428,138     $1,280,991
                                                       =============  =============  =============  =============
-----------------------------------------------------------------------------------------------------------------
Per Common Share
  Income (Loss) before Extraordinary Item                      $0.63         ($1.38)         $2.38          $5.42
  Net Income (Loss)                                            $0.63         ($1.38)         $2.38          $1.97

  Dividends Declared                                           $0.20          $0.20          $0.40          $0.40

Weighted Average Shares Outstanding                          598,681        636,449        600,696        651,072
-----------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

                      INVG MORTGAGE SECURITIES CORP.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,     December 31,
                                                           1995           1994
                                                       -------------  -------------
                                                        (Unaudited)
ASSETS
  Cash and Cash Equivalents                               $3,716,783     $1,425,534
  Government National Mortgage
     Association Certificates, at amortized cost         166,730,702    177,990,217
  Other Mortgage Certificates                                100,240        100,730
  Mortgage Derivative Investments                         27,653,790     21,322,104
  Accrued Interest and Accounts Receivable                 2,176,370      3,973,306
  Deferred Issuance Costs                                  1,202,159      1,321,892
  Organization Costs                                          65,799         74,145
  Other Investments                                          972,902        837,149
                                                       -------------  -------------
     Total Assets                                       $202,618,745   $207,045,077
                                                       =============  =============
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  GNMA-Backed Sequential Pay Bonds                      $167,398,820   $178,933,727
  Accrued Interest Payable                                 1,612,400      1,723,202
  Short-term Debt                                         18,290,324     14,694,000
  Incentive Management Fee Payable                           881,945        687,421
  Accrued Expenses and Other Liabilities                     631,807        173,874
  Dividends Payable                                          136,455        136,455
                                                       -------------  -------------
     Total Liabilities                                   188,951,751    196,348,679
                                                       -------------  -------------

Stockholders' Equity
  Common Stock, $.01 Par Value;
     25,000,000 Shares Authorized;
     682,275 Shares Issued and Outstanding                     6,823          6,823
  Additional Paid-in Capital                              15,103,692     15,103,692
  Treasury Shares (1995 - 85,800 shares;
     1994 - 61,800)                                         (769,939)      (682,050)
  Unrealized Gain on Investments                           2,170,993        298,459
  Retained Deficit                                        (2,844,575)    (4,030,526)
                                                       -------------  -------------
     Total Stockholders' Equity                           13,666,994     10,696,398
                                                       -------------  -------------

     Total Liabilities and Stockholders' Equity         $202,618,745   $207,045,077
                                                       =============  =============
-----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

       >
                      INVG MORTGAGE SECURITIES CORP.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                    Six Months Ended
                                                                        June 30,
                                                              ----------------------------
                                                                  1995           1994
                                                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $1,428,138     $1,280,991
                                                              ------------   ------------
Adjustments to reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Amortization of Deferred Bond Issuance Costs                    119,733        730,296
   Amortization of Bond Discount                                 3,964,987     10,533,149
   Amortization of Discount on Government
     National Mortgage Association Certificates, Net            (3,432,545)    (6,986,939)
   Amortization of Organization Costs                                8,346              0
   Impairment of Mortgage Derivative Investments                   362,202              0
   Loss (Gain) on Sales of Investments                             104,295        (30,546)
   Decrease in Reserve for Loss on Investments                    (807,834)       (77,062)
   Decrease in Accrued Interest and Accounts Receivable          1,796,936        848,539
   Increase (Decrease) in Incentive Management Fee Payable         194,524       (384,998)
   Increase (Decrease) in Accrued Expenses                         457,933        (37,883)
   Decrease in Accrued Interest Payable                           (110,802)      (301,629)
                                                              ------------   ------------
     Total Adjustments                                           2,657,775      4,292,927
                                                              ------------   ------------

     Net Cash Provided by Operating Activities                   4,085,913      5,573,918
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Principal Amount of
 Government National Mortgage Association Certificates          15,499,893    100,517,276
Investment in Other Mortgage Certificates and Investments                0    (12,527,555)
Investment in Mortgage Derivative Investments                   (6,728,771)    (6,755,432)
Principal Collections and Proceeds from Sales of
   Mortgage Derivative Investments                               1,667,370      2,603,629
Cash Receipts from Other Mortgage Certificates
   and Investments                                                     490        706,036
                                                              ------------   ------------
     Net Cash From Investing Activities                         10,438,982     84,543,954
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Principal Amount of
 GNMA-Backed Sequential Pay Bonds                              (15,499,893)  (100,600,248)
Increase in Short-term Debt                                      3,596,324     10,962,250
Decrease in Due to Broker                                                0     (2,704,621)
Repurchase of Common Stock                                         (87,889)      (473,676)
Dividends Paid                                                    (242,188)      (253,836)
                                                              ------------   ------------
     Net Cash Used in Financing Activities                     (12,233,646)   (93,070,131)
                                                              ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents             2,291,249     (2,952,259)
Cash and Cash Equivalents at Beginning of Period                 1,425,534      4,464,990
                                                              ------------   ------------

Cash and Cash Equivalents at End of Period                      $3,716,783     $1,512,731
                                                              ============   ============

See Notes to Condensed Consolidated Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1. - Basis of Presentation

     In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and the results of operations and the cash flows for the six months ended June 30, 1995 and 1994. Operating results for the quarter and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1994 financial statements and notes thereto.

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

     Available-for-Sale. The Company is not in the business of trading its mortgage-related assets, however, from time to time the Company may sell an asset as part of the Company's efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore the Company has classified its investments in CMO Residual Interests and REMIC Residual interests as available-for-sale. They are carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized. Available-for-sale investments are also subject to write down whenever the carrying value (excluding unrealized losses) is less than the future projected cash flows discounted at a risk-free rate. At June 30, 1995, the Company recognized an impairment to its CMO residual interests and REMIC residual interests of $362,202.

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

     Reclassifications - Certain reclassifications have been made to the Statement of Cash Flows for the six months ended June 30, 1994 to conform such financial statement to the June 30, 1995 statement. Such reclassifications do not affect net income as reported.

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding.

Note 3. - GNMA Certificates

     The GNMA Certificates are being used as collateral for the GNMA-Backed Sequential Pay Bonds (the "Bonds"). Information with respect to such GNMA Certificates is as follows:

                                                                   COST LESS      ESTIMATED
                    BOND     INTEREST      DUE      PRINCIPAL     UNAMORTIZED        FAIR
CERTIFICATES       SERIES      RATE       DATE        AMOUNT        DISCOUNT        VALUE
----------------------------------------------------------------------------------------------
June 30, 1995
                   1984-2      8.0%       2008     $ 93,021,844    $76,133,979   $ 95,260,182
                   1984-3      9.0%       2009       62,867,085     50,034,676     66,030,085
                   1984-4     11.0%       2013       52,687,127     47,358,869     58,614,429
Reserve                                                             (6,796,822)
                                                   ------------------------------------------
Total                                              $208,576,056   $166,730,702   $219,904,696
                                                   ==========================================

December 31, 1994
                   1984-2      8.0%       2008     $ 99,473,878    $80,900,971    $95,090,811
                   1984-3      9.0%       2009       66,767,191     52,813,548     67,351,404
                   1984-4     11.0%       2013       57,834,880     51,880,352     62,823,138
Reserve                                                             (7,604,654)
                                                   ------------------------------------------
Total                                              $224,075,949   $177,990,217   $225,265,353
                                                   ==========================================

Note 4. - GNMA-Backed Sequential Pay Bonds

     The Bonds are collateralized by the GNMA Certificates. Information with respect to such Bonds is as follows:



                    BOND      STATED       DUE      PRINCIPAL     UNAMORTIZED
BONDS              SERIES    MATURITY     DATE        AMOUNT        DISCOUNT         NET
----------------------------------------------------------------------------------------------
June 30, 1995
                   1984-2     7.875%      2008     $ 93,021,231    $20,648,932     $72,372,299
                   1984-3   8.875-9.0%    2009       62,866,616     14,439,286      48,427,330
                   1984-4     10.875%     2013       52,686,419      6,087,228      46,599,191
                                                   -------------------------------------------
Total                                              $208,574,266    $41,175,446    $167,398,820
                                                   ===========================================

December 31, 1993
                   1984-2     7.875%      2008     $ 99,473,266    $22,681,427     $76,791,839
                   1984-3   8.875-9.0%    2009       66,766,722     15,658,178      51,108,544
                   1984-4     10.875%     2013       57,834,171      6,800,827      51,033,344
                                                   -------------------------------------------
Total                                              $224,074,159    $45,140,432    $178,933,727
                                                   ===========================================

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

Note 6. - Other Mortgage Certificates

     At June 30, 1995, Other Mortgage Certificates consisted of 7.0% and 8.5% GNMA certificates.

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

Note 7. - Mortgage Derivative Investments

     At June 30, 1995, the Company owned Mortgage Derivative Investments as shown in the schedule below:

                                                                                               CARRYING
                                                                                                  VALUE
                                  PURCHASE          %                           PURCHASE       JUNE 30,
RESIDUAL SERIES                     DATE        OWNERSHIP    COLLATERAL            PRICE           1995
-------------------------------------------------------------------------------------------------------
Merrill Lynch Trust 8-R        Aug. 10, 1993     68.850%     FHLMC 9.50%     $ 3,600,000    $ 1,490,227
FNMA REMIC 92-G64 R            Aug. 26, 1993     100.00%     GNMA 8.00%        3,668,000        153,606
FNMA REMIC 92-G65 R            Sept. 21, 1993    100.00%     GNMA 8.00%        2,200,000              0
FHLMC REMIC 1424-R             Sept. 27, 1993    100.00%     FHLMC 8.00%         377,108         15,466
Paine Webber G-3               Oct. 14, 1993     25.00%      FNMA 12.00%         318,719        222,343
FHLMC REMIC 9-R                   Various        87.50%     FHLMC 10.01%       2,114,992      1,196,561
Drexel Burnham Q-7                Various       74.4369%     FNMA 10.00%       1,279,136      1,052,635
Santa Barbara 1-A                 Various       9.74406%     FHLMC 9.50%         799,751        496,784
CMOT Series 5-R                Dec. 10, 1993     49.00%      FNMA 9.50%          560,682        647,044
CMOT Series 6-R                   Various        64.00%      FHLMC 9.50%         189,713        800,144
Morgan Stanley Trust E         Feb. 14, 1994     42.00%     FHLMC 9.308%         315,000        229,468
Ryan Mortgage IV - 3           Mar. 28, 1994     100.00%     GNMA 12.00%         800,000        745,690
Ryan Mortgage IV - 4           Mar. 28, 1994     100.00%     FNMA 10.00%         400,000        395,479
CMIT Series 7                  Mar. 30, 1994     100.00%     GNMA 9.50%          800,000        784,106
FHLMC REMIC 4-R                Apr. 21, 1994     52.593%     FHLMC 10.5%       2,550,000      1,747,623
Oxford Acceptance 3D           July 29, 1994     100.00%    FHLMC 10.63%       1,999,316      1,937,885
CMSC Series 1988-14             July 5, 1994     100.00%    FHLMC 10.60%       2,100,000      1,441,800
Mortgage Capital 6C            July 22, 1994     100.00%     GNMA 11.00%       1,350,000      1,400,670
Drexel Burnham Series N        Sept. 3, 1994     50.00%      FNMA 10.50%         611,326        450,484
FHLMC Series 150               Sept. 16, 1994    100.00%     FHLMC 9.50%       1,350,000        945,653
FHLMC Series 118               Sept. 27, 1994    100.00%     FHLMC 9.50%         725,000        535,825
FNMA Trust 88-19               Oct. 17, 1994     74.40%      FNMA 9.50%        1,227,600      1,051,035
Drexel Burnham Trust D         Nov. 10, 1994    12.6305%     FHLMC 9.50%         235,000        200,453
E.F. Hutton III 87-1           Nov. 10, 1994    37.6143%     GNMA 12.13%       1,222,225      1,194,212
E.F. Hutton Trust 1            Nov. 15, 1994     20.00%      GNMA 10.00%          30,000         30,500
Merrill Lynch Trust 7          Nov. 17, 1994      8.96%     FHLMC 11.00%         208,000        186,362
FHLMC REMIC 7                  Nov. 23, 1994     10.00%      FHLMC 9.50%         165,000        141,172
FBMS II 1987-4 Class 2         Nov. 30, 1994     100.00%    Whl.Loan 9.5%        275,000        287,981
L.F. Rothschild Series 3       Nov. 30, 1994     20.90%      GNMA 10.00%           5,539             12
Pacific Coll. Mtg. Trust 2     Nov. 30, 1994      7.50%     FHLMC 10.00%          25,000         29,628
Kidder Peabody Trust 1            Various        100.00%     FHLMC 9.00%         145,000        869,106
Leader Funding 1                  Various        79.50%     FHLMC 10.00%         628,308        984,088
Ryland Acceptance 38           Nov. 30, 1994     66.99%     FHLMC 10.10%         301,950        491,743
FHLMC REMIC 105-R              Jan. 17, 1995    69.6706%     FHLMC 9.50%       1,672,093      1,025,886
Ryland Acceptance 62            Feb. 8, 1995     27.995%     GNMA 10.00%         350,116        258,789
Ryland Acceptance 74            Feb. 8, 1995     23.664%     GNMA 10.50%         466,104        740,787
Ryland Acceptance 75            Feb. 8, 1995     35.997%     GNMA 9.50%          472,337        627,473
FHLMC REMIC 111-R              Mar. 27, 1995     100.00%     FHTPM 9.50%         860,000        661,105
FHLMC REMIC 5-R                April 26, 1995    50.00%      FHLMC 9.50%       1,450,000      1,197,582
FNMA REMIC 90-13               April 26, 1995    100.00%     FNMA 9.00%           95,000         80,810
Merrill Lynch Trust 37          May 2, 1995     34.6666%     GNMA 10.00%         988,000        905,573
                                                                           ----------------------------
    Total                                                                    $38,931,015    $27,653,790
                                                                           ============================

     In the quarter ended June 30, 1995 the Company sold its 11.27% interest in Kidder Peabody Trust 3 at a gain of $263,000. Additionally, FHLMC REMIC 1332-R was disposed of at a cost of $375,000. No additional cash receipts are anticipated from FNMA REMIC 92-G65-R. Therefore this investment is carried at zero. However, this investment is still expected to have taxable income or loss in the future which would be recognized in taxable income or loss of the Company in amounts that are not presently determinable.

     There is no exchange or other active market from which to obtain a quoted market price for CMO Residual Interests. Instead, the estimate of fair value was determined by calculating the present value of the projected Excess Cash Flow to the Company discounted at a weighted average interest rate of 21.5%. The discount rates, prepayment rates and other assumptions were based upon current market information.

     Excess Cash Flow represents the Company's proportionate share of the difference between (I) the cash flow from the collateral pledged to secure the related CMO issuance together with reinvestment income thereon, if any; and (ii) the amount required for debt service payments on such CMO issuance together with administrative expenses.

Note 8. - Fair Value of Investments

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

     The Company has disclosed in Note 3 the fair value of the GNMA Certificates based on market prices for comparable instruments as of March 31, 1995. However, the Company is unable to sell the GNMA Certificates and therefore realize any gain until the Bonds which are collateralized by the certificates either mature or are called in accordance with the underlying bond indenture. For purposes of determining fair value of the GNMA Certificates, the Company uses the cash flows from GNMA Certificates net of bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the GNMA Certificates at a current market price. The net cash flows also assume annual expenses of $175,000 for the three Series for trustee, auditing, administration and legal expenses. These cash flows are discounted at a fair value rate of 20%. The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of June 30, 1995:


BOND SERIES                 COLLATERAL       PSA       FAIR VALUE
-----------------------------------------------------------------
Series 1984-2               GNMA 8.00%      183%         $160,908
Series 1984-3               GNMA 9.00%      270%           52,562
Series 1984-4              GNMA 11.00%      377%          340,400
                                                    -------------
     Total Fair Value                                    $553,870
                                                    =============

     The Company's methodology and fair value estimates for its mortgage derivative investments, including CMO Residuals and REMIC Residuals are discussed in Note 6. The Company has used available market information as of June 30, 1995 and has concluded that the fair value of the mortgage derivative investments at that date was approximately $2,180,000 in excess of amortized cost. The Company estimated the prospective yield on these investments for 1995 to be approximately 21.5% per annum.

Note 10. - Other Investments

     At June 30, 1995 Other Investments consists of an interest in Bennett/Lawrence Partners, L.P., an investment fund. This interest was purchased January 4, 1994 for $750,000 and has a fair value of $972,902 at June 30, 1995.

Note 11. - Short-Term Debt

     At June 30, 1995 the Company owed $18,290,324 under 25 repurchase agreements. These borrowings had initial terms of one month and are renewed on a month-to-month basis. The interest rate on these borrowings at June 30, 1995 was 6.3625%. The debt is collateralized by some of the Company's mortgage derivative investments.

Note 12. - Consulting Agreement

     Under the terms of a consulting agreement with Page Mill Asset Management, the Company pays a monthly fee of $10,000 plus an incentive management fee. The incentive management fee is equal to 25% of the amount, if any, by which the annual consolidated taxable income of the group, before payment of any incentive fee to Page Mill, net operating loss deductions arising from prior periods' losses and special Internal Revenue Code deductions pertaining to real estate investment trusts, plus certain other adjustments in accordance with generally accepted accounting principles, exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for the year. Under this agreement, the Company has recorded expense in the six months ended June 30, 1995 of $60,000 for the monthly management fee. In the six months ended June 30, 1995 incentive management fee of $194,523 was accrued representing an adjustment of the 1994 fee based on finalization of taxable income for 1994. The Company recorded expense in the six months ended June 30, 1994 of $60,000 and $389,002 for the monthly and incentive management fees, respectively. Taxable income cannot be precisely determined until the tax return is filed for the year

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS

Six Months Ended June 30, 1995 Compared to 1994
-----------------------------------------------
     Net income for the six months ended June 30, 1995 amounted to $1,428,138. This compares to net income of $1,280,991 for the six months ended June 30, 1994. Results for 1994 include gains from sales of GNMA Certificates and other investments as well as an extraordinary loss from the redemption of Bonds. Results for both 1994 and 1995 include a valuation reserve provision which writes the carrying value of held-to-maturity investments up or down to fair value and 1995 includes a provision for impairment of Mortgage Derivative Investments. The table below indicates that results of remaining investments:

                                                    Six Months Ended June 30
                                                  ----------------------------
                                                      1995           1994             Change
                                                  ------------   ------------    ------------
Net Income                                          $1,428,138     $1,280,991       $147,147
Less Gain on Sale of GNMA Certificates                       0     (4,500,169)     4,500,169
Plus Extraordinary Loss from Redemption of Bonds             0      2,250,778     (2,250,778)
Plus Impairment of Mortgage Derivative
   Investments                                         362,202              0        362,202
Plus Loss (Gain) on Sales of Investments               104,295        (30,546)       134,841
Less Other Income                                         (103)        (5,949)         5,846
                                                  ------------   ------------    -----------
Net Income (Loss) from Remaining Investments        $1,894,532    ($1,004,895)    $2,899,427
                                                  =============  =============  ============

The variance in net income (loss) from remaining investments from year to year is attributable to the change in net interest income and operating expenses as follows:

                                                    Six Months Ended June 30
                                                  ---------------------------
                                                          1995           1994          Change
                                                  ------------   ------------    ------------
Interest from GNMA Certificates                     $9,785,985    $12,328,954    ($2,542,969)
Interest on Bonds                                    9,605,687     12,213,471     (2,607,784)
                                                  ------------   ------------    ------------
  Net Interest Margin                                  180,298        115,483         64,815
Amortization of Discount                             3,432,545      7,763,184     (4,330,639)
Amortization of Bond Discount and
  Bond Issuance Costs                               (4,084,719)    (9,211,218)     5,126,499
Adjustment of Reserve for Loss                         499,449      1,062,464       (563,015)
Income from Mortgage Derivative Investments          2,736,763      1,170,178      1,566,585
Interest on Short-term Debt                           (545,359)      (172,627)      (372,732)
Other Interest Income                                   41,101         73,892        (32,791)
                                                  ------------   ------------    ------------
Net Interest Income                                  2,260,078        801,356      1,458,722
Valuation Reserve Provision                            308,383       (985,402)     1,293,785
Operating Expenses                                    (673,929)      (820,849)       146,920
                                                  ------------   ------------    ------------
Net Income (Loss) from Remaining Investments        $1,894,532    ($1,004,895)    $2,899,427
                                                  ============   =============  ============

     Net interest margin (interest from GNMA Certificates less interest on Bonds) declined somewhat in 1995 because of the declining amount of Certificates and Bonds outstanding. Amortization of discount and bond issuance costs also declined for this reason. A significant component of the adjustment of reserve for loss is related to the decline in principal amount of Certificates outstanding which was less in 1995 than in 1994. Income from Mortgage Derivative Investments and related interest on short-term debt increased significantly in 1995 because of the reinvestment of cash provided by operating activities into these securities. The 1995 gain on sales of investments represents gain from the sale of a Mortgage Derivative Investment partially offset by the payment for the disposition of a non-economic Mortgage Derivative Investment described in Note 7. As a result of a declining interest rate environment in 1995, the net value of the GNMA Certificates and Bonds increased whereas the opposite was true in 1994.

Three Months Ended June 30, 1995 Compared to 1994
-------------------------------------------------
     Net income for the three months ended June 30, 1995 amounted to $375,671. This compares to a net loss of $876,590 for the three months ended June 30, 1994. The variance from year to year in the net loss is analyzed in the table below:

                                                   Three Months Ended June 30
                                                  ---------------------------
                                                          1995           1994          Change
                                                  ------------   ------------    ------------
Interest from GNMA Certificates                     $4,813,949     $5,755,521      ($941,572)
Interest on Bonds                                    4,716,590      5,649,450       (932,860)
                                                  ------------   ------------    ------------
  Net Interest Margin                                   97,359        106,071         (8,712)
Amortization of Discount                             1,697,822      5,493,665     (3,795,843)
Amortization of Bond Discount and
  Bond Issuance Costs                               (2,021,699)    (6,428,738)     4,407,039
Adjustment of Reserve for Loss                         246,034      1,062,464       (816,430)
Income from Mortgage Derivative Investments          1,414,704        471,230        943,474
Interest on Short-term Debt                           (289,158)      (124,170)      (164,988)
Other Interest Income                                   26,234         34,315         (8,081)
                                                  ------------   ------------    ------------
Net Interest Income                                  1,171,296        614,837        556,459
Loss on Sale of Investment                            (104,295)       (25,228)       (79,067)
Impairment of Mortgage Derivative Investments         (362,202)             0       (362,202)
Valuation Reserve Provision                            175,307       (985,402)     1,160,709
Other Income (Expense)                                       0         (8,782)         8,782
Operating Expenses                                    (504,435)      (472,015)       (32,420)
                                                  ------------    ------------  ------------
Net Income (Loss)                                   $  375,671    ($  876,590)    $1,252,261
                                                  ============   =============  ============

     Net interest margin (interest from GNMA Certificates less interest on Bonds) remained constant in 1995 because the relationship of interest rates on the Certificates and the Bonds remained essentially the same as in 1994. However, the amount of interest income, interest expense and amortization declined in 1995 becuase of the decreased principal amount of Certificates and Bonds outstanding. The other information above regarding the six months ended June 30, 1995 compared to 1994 is applicable to the three months ended June 30, 1995 compared to 1994.

On June 1, 1995 the Company declared a distribution of $0.20 per share, payable on July 17, 1995 to shareholders of record as of September 30, 1995.

                      LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations of the Company totaled $4,085,913 for the six months ended June 30, 1995 and $5,573,918 for the six months ended June 30, 1994. Cash and cash equivalents of the Company increased during the first six months of 1995 by $2,291,249 but decreased $2,952,259 in the first six months of 1994.

The Company had total assets of $202.4 million at June 30, 1995. At that date GNMA Certificates collateralizing the Bonds comprised $166.7 million of the assets and deferred issuance costs accounted for $1.2 million of the assets. Other mortgage certificates and mortgage derivative investments accounted for $27.0 million of the assets.

The Company had no capital expenditures in the quarter ended June 30, 1995.

PART II - OTHER INFORMATION
---------------------------

Item 4.   Results of Votes of Security Holders
          ------------------------------------
          Not Applicable

Item 5.   Other Information
          -----------------
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.




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

Dated:    August 11, 1995