Form 10-Q
period 1995-09-30
INVG MORTGAGE SECURITIES CORP /DE/
filed 1995-11-14
CIK 792014

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 1995

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

    Class of Common Stock              Outstanding at November 10, 1995
    ---------------------                ---------------------------
        $.01 Par Value                          596,475 Shares
                                        (Exclusive of Treasury Stock)

                      INVG MORTGAGE SECURITIES CORP.

                                   Index

                      Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)                   Page Number

     Condensed Consolidated Statements of Income (Loss)
          Three months and nine months ended
           September 30, 1995 and 1994                            3

     Condensed Consolidated Balance Sheets
          September 30, 1995 and December 31, 1994                4

     Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1995 and 1994           5

     Notes to Condensed Consolidated Financial Statements         6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     14


                        Part II.  Other Information

Item 4.  Results of Votes of Security Holders                    15

Item 5.  Other Information                                       15

Item 6.  Exhibits and Reports on Form 8-K                        15

Part I.  Financial Information

Item 1.  Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (UNAUDITED)

                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
                                                       ----------------------------  ----------------------------
                                                                1995           1994           1995           1994
-----------------------------------------------------------------------------------------------------------------
Interest from GNMA Certificates                           $4,650,216     $5,511,203    $14,436,200    $17,840,157
Interest on Bonds                                          4,527,665      5,305,095     14,133,352     17,518,566
                                                       -------------  -------------  -------------  -------------
Net Interest Margin                                          122,551        206,108        302,848        321,591
Amortization of Discount                                   1,933,897      2,532,526      5,366,442     10,295,710
Amortization of Bond Discount                             (2,239,484)    (2,892,875)   (6,204,471)   (11,795,387)
Amortization of Bond Issuance Costs                          (66,391)       (91,274)     (186,123)      (399,980)
Valuation Reserve Provision                                   20,895         68,555        329,278       (916,847)
Adjustment of Reserve for Loss                               294,184        376,104        793,633      1,438,568
                                                       -------------  -------------  -------------  -------------
Net Interest Income (Loss) from GNMA Obligations              65,652        199,144        401,607     (1,056,345)
Income from Mortgage Derivative Investments                1,436,444        770,508      4,173,207      1,940,686
Impairment of Mortgage Derivative Investments               (793,858)    (1,460,452)   (1,156,060)    (1,460,452)
Gain on Sale of GNMA Certificates                                  0              0              0      4,500,169
Gain (Loss) on Sale of Mortgage
  Derivative Investments                                   2,989,850       (164,565)     2,885,555       (134,019)
Other Interest Income                                         11,208         22,582         52,411        102,423
                                                       -------------  -------------  -------------  -------------
Total Income (Loss)                                        3,709,296       (632,783)     6,356,720      3,892,462
                                                       -------------  -------------  -------------  -------------

Operating Expenses
  Interest on Short-term Debt                                287,875        150,381        833,234        323,008
  Incentive Management Fee (Credit)                          990,000        (94,679)     1,184,523        294,323
  Professional Fees                                           20,937        159,950        144,702        314,343
  Trustee Fee                                                 13,436          5,883         32,283         37,379
  Management Fee and Officers' Compensation                   78,000         78,000        234,000        234,000
  Directors' Fees                                              4,000          8,500         23,500         18,500
  General and Administrative                                 132,906         68,712        294,198        148,670
                                                       -------------  -------------  -------------  -------------
            Total Expenses                                 1,527,154        376,747      2,746,440      1,370,223
                                                       -------------  -------------  -------------  -------------

Income (Loss) before Extraordinary Item                    2,182,142     (1,009,530)     3,610,280      2,522,239
Extraordinary Item - Loss from Redemption of Bonds                 0              0              0     (2,250,778)
                                                       -------------  -------------  -------------  -------------
Net Income (Loss)                                         $2,182,142    ($1,009,530)    $3,610,280       $271,461
                                                       =============  =============  =============  =============
-----------------------------------------------------------------------------------------------------------------
Per Common Share
  Income (Loss) before Extraordinary Item                      $3.66         ($1.63)         $6.02          $3.94
  Net Income (Loss)                                            $3.66         ($1.63)         $6.02          $0.42

  Dividends Declared                                           $0.20          $0.20          $0.60          $0.60

Weighted Average Shares Outstanding                          596,475        620,475        599,274        640,761
-----------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

                      INVG MORTGAGE SECURITIES CORP.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         Sept. 30,    December 31,
                                                           1995           1994
                                                       -------------  -------------
                                                        (Unaudited)
ASSETS
  Cash and Cash Equivalents                               $3,471,386     $1,425,534
  Government National Mortgage
     Association Certificates, at amortized cost         159,747,087    177,990,217
  Other Mortgage Certificates                                 97,678        100,730
  Mortgage Derivative Investments                         23,884,437     21,322,104
  Accrued Interest and Accounts Receivable                 3,874,070      3,973,306
  Deferred Issuance Costs                                  1,135,768      1,321,892
  Organization Costs                                          38,282         74,145
  Other Investments                                        5,327,535        837,149
                                                       -------------  -------------
     Total Assets                                       $197,576,243   $207,045,077
                                                       =============  =============
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  GNMA-Backed Sequential Pay Bonds                      $160,405,713   $178,933,727
  Accrued Interest Payable                                 1,537,031      1,723,202
  Short-term Debt                                         16,062,431     14,694,000
  Incentive Management Fee Payable                         1,871,944        687,421
  Accrued Expenses and Other Liabilities                   1,629,632        173,874
  Dividends Payable                                          136,455        136,455
                                                       -------------  -------------
     Total Liabilities                                   181,643,206    196,348,679
                                                       -------------  -------------

Stockholders' Equity
  Common Stock, $.01 Par Value;
     25,000,000 Shares Authorized;
     682,275 Shares Issued and Outstanding                     6,823          6,823
  Additional Paid-in Capital                              15,103,692     15,103,692
  Treasury Shares (1995 - 85,800 shares;
     1994 - 61,800)                                         (769,939)      (682,050)
  Unrealized Gain on Investments                           2,374,189        298,459
  Retained Deficit                                          (781,728)    (4,030,526)
                                                       -------------  -------------
     Total Stockholders' Equity                           15,933,037     10,696,398
                                                       -------------  -------------

     Total Liabilities and Stockholders' Equity         $197,576,243   $207,045,077
                                                       =============  =============
-----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
        >

       >
                      INVG MORTGAGE SECURITIES CORP.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                   Nine Months Ended
                                                                     September 30,
                                                              ----------------------------
                                                                  1995           1994
                                                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $3,610,280       $271,461
                                                              ------------   ------------
Adjustments to reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Amortization of Deferred Bond Issuance Costs                    186,123        821,569
   Amortization of Bond Discount                                 6,204,471     13,426,024
   Amortization of Discount on Government
     National Mortgage Association Certificates, Net            (5,366,443)    (9,519,465)
   Income from Mortgage Derivative Investments                  (4,173,207)    (1,940,686)
   Impairment of Mortgage Derivative Investments                 1,156,060      1,460,452
   Loss (Gain) on Sales of Investments                          (2,885,555)       134,019
   Decrease in Reserve for Loss on Investments                  (1,122,911)      (683,721)
   Amortization of Organization Costs                               35,863              0
   Decrease in Accrued Interest and Accounts Receivable             99,236      1,025,480
   Increase (Decrease) in Incentive Management Fee Payable       1,184,523       (249,002)
   Increase (Decrease) in Accrued Expenses                       1,455,758        (37,883)
   Decrease in Accrued Interest Payable                           (186,171)      (394,713)
                                                              ------------   ------------
     Total Adjustments                                          (3,412,253)     4,042,074
                                                              ------------   ------------

     Net Cash Provided by Operating Activities                     198,027      4,313,535
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in Principal Amount of
 Government National Mortgage Association Certificates          24,732,484    113,093,195
Investment in Other Mortgage Certificates and Investments                0    (11,527,555)
Investment in Mortgage Derivative Investments                   (8,322,470)   (15,113,913)
Purchase of Other Investments                                   (4,131,060)    (1,000,000)
Principal Collections and Proceeds from Sales of
   Mortgage Derivative Investments                              13,371,907      7,118,239
Principal Collections from Other Mortgage Certificates              10,389     11,993,351
                                                              ------------   ------------
     Net Cash From Investing Activities                         25,661,250    104,563,317
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Principal Amount of
 GNMA-Backed Sequential Pay Bonds                              (24,732,484)  (113,176,168)
Increase in Short-term Debt                                      1,368,431      4,080,750
Decrease in Due to Broker                                                0     (2,704,621)
Repurchase of Common Stock                                         (87,889)      (473,676)
Dividends Paid                                                    (361,483)      (391,106)
                                                              ------------   ------------
     Net Cash Used in Financing Activities                     (23,813,425)  (112,664,821)
                                                              ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents             2,045,852     (3,787,969)
Cash and Cash Equivalents at Beginning of Period                 1,425,534      4,464,990
                                                              ------------   ------------

Cash and Cash Equivalents at End of Period                      $3,471,386       $677,021
                                                              ============   ============

See Notes to Condensed Consolidated Financial Statements

                      INVG MORTGAGE SECURITIES CORP.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1. - Basis of Presentation

     In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and the results of operations and the cash flows for the nine months ended September 30, 1995 and 1994. Operating results for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year. These financial statements should be read in conjunction with the December 31, 1994 financial statements and notes thereto.

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

     Available-for-Sale. The Company is not in the business of trading its mortgage-related assets, however, from time to time the Company may sell an asset as part of the Company's efforts to adjust its portfolio composition to reflect changes in economic conditions. Therefore the Company has classified its investments in CMO Residual Interests and REMIC Residual interests as available-for-sale. They are carried at fair value in the financial statements. Unrealized holding gains and losses for available-for-sale investments are excluded from earnings and reported as a net amount in shareholders' equity until realized. Available-for-sale investments are also subject to write down whenever the carrying value (excluding unrealized losses) is less than the future projected cash flows discounted at a risk-free rate. In the nine months ended September 30, 1995, the Company recognized an impairment to its CMO residual interests and REMIC residual interests of $1,156,060.

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

     Mortgage Derivative Investments - With respect to income recognition, Mortgage Derivative Investments are accounted for using the prospective method prescribed by EITF 89-4. Under this method, assets are carried at cost and income is amortized over their estimated lives based on a method which provides a constant yield. At the end of each quarter, the yield over the remaining life of the asset is recalculated based on expected future cash flows using current interest rates and mortgage prepayment speeds. This new yield is then used to calculate the subsequent quarter's income.

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

     Reclassifications - Certain reclassifications have been made to the Statements of Income (Loss) and the Statement of Cash Flows for the nine months ended September 30, 1994 to conform such financial statement to the September 30, 1995 statement. Such reclassifications do not affect net income as reported.

     Net Income (Loss) Per Share - Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding.

Note 3. - GNMA Certificates

     The GNMA Certificates are being used as collateral for the GNMA-Backed Sequential Pay Bonds (the "Bonds"). The estimated fair value is based on Bloomberg quotes at the respective dates. Information with respect to such GNMA Certificates is as follows:

                                                                   COST LESS      ESTIMATED
                    BOND     INTEREST      DUE      PRINCIPAL     UNAMORTIZED        FAIR
CERTIFICATES       SERIES      RATE       DATE        AMOUNT        DISCOUNT        VALUE
----------------------------------------------------------------------------------------------
Sept. 30, 1995
                   1984-2      8.0%       2008     $ 89,048,595    $73,115,928   $ 91,497,432
                   1984-3      9.0%       2009       60,220,847     48,056,600     63,382,442
                   1984-4     11.0%       2013       50,074,023     45,056,302     56,082,905
Reserve                                                             (6,481,743)
                                                   ------------------------------------------
Total                                              $199,343,465   $159,747,087   $210,962,779
                                                   ==========================================

December 31, 1994
                   1984-2      8.0%       2008     $ 99,473,878    $80,900,971   $ 95,090,811
                   1984-3      9.0%       2009       66,767,191     52,813,548     67,351,404
                   1984-4     11.0%       2013       57,834,880     51,880,352     62,823,138
Reserve                                                             (7,604,654)
                                                   ------------------------------------------
Total                                              $224,075,949   $177,990,217   $225,265,353
                                                   ==========================================

Note 4. - GNMA-Backed Sequential Pay Bonds

     The Bonds are collateralized by the GNMA Certificates. Information with respect to such Bonds is as follows:



                    BOND      STATED       DUE      PRINCIPAL     UNAMORTIZED
BONDS              SERIES    MATURITY     DATE        AMOUNT        DISCOUNT         NET
----------------------------------------------------------------------------------------------
Sept. 30, 1995
                   1984-2     7.875%      2008     $ 89,047,983    $19,493,048    $69,554,935
                   1984-3   8.875-9.0%    2009       60,220,378     13,709,667     46,510,711
                   1984-4     10.875%     2013       50,073,315      5,733,247     44,340,068
                                                   ------------------------------------------
Total                                              $199,341,676    $38,935,962   $160,405,714
                                                   ==========================================

December 31, 1994
                   1984-2     7.875%      2008     $ 99,473,266    $22,681,427     $76,791,839
                   1984-3   8.875-9.0%    2009       66,766,722     15,658,178      51,108,544
                   1984-4     10.875%     2013       57,834,171      6,800,827      51,033,344
                                                   ------------------------------------------
Total                                              $224,074,159    $45,140,432    $178,933,727
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

     The Company's Net Interest Margin continues to decline through the process of repayments and prepayments on the mortgages underlying the Company's assets as well as from the redemptions of Bonds. Additionally, the Company's asset pool is depleted by normal business expenses and the payment of dividends.

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

Note 6. - Other Mortgage Certificates

     At September 30, 1995, Other Mortgage Certificates consisted of 7.0% and 8.5% GNMA certificates.

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

Note 7. - Mortgage Derivative Investments

     At September 30, 1995, the Company owned Mortgage Derivative
Investments as shown in the schedule below. The carrying value of all of the Mortgage Derivative Investments except FNMA REMIC 92-G64 R and 92-G65 R, described below, is based on expected future cash flows discounted at 21.5%.

                                                                                               CARRYING
                                                                                                  VALUE
                                  PURCHASE          %                           PURCHASE      SEPT. 30,
RESIDUAL SERIES                     DATE        OWNERSHIP    COLLATERAL            PRICE           1995
-------------------------------------------------------------------------------------------------------
FNMA REMIC 92-G64 R            Aug. 26, 1993     100.00%     GNMA 8.00%        3,668,000     ($325,000)
FNMA REMIC 92-G65 R            Sept. 21, 1993    100.00%     GNMA 8.00%        2,200,000      (325,000)
FHLMC REMIC 1424-R             Sept. 27, 1993    100.00%     FHLMC 8.00%         377,108         11,833
Paine Webber G-3               Oct. 14, 1993     25.00%      FNMA 12.00%         318,719        207,222
FHLMC REMIC 9-R                   Various        87.50%     FHLMC 10.01%       2,114,992      1,228,709
Drexel Burnham Q-7                Various       74.4369%     FNMA 10.00%       1,279,136      1,103,854
Santa Barbara 1-A                 Various       9.74406%     FHLMC 9.50%         799,751        509,676
CMOT Series 5-R                Dec. 10, 1993     49.00%      FNMA 9.50%          560,682        388,509
CMOT Series 6-R                   Various        64.00%      FHLMC 9.50%         189,713        608,031
Morgan Stanley Trust E         Feb. 14, 1994     42.00%     FHLMC 9.308%         315,000        180,647
Ryan Mortgage IV - 3           Mar. 28, 1994     100.00%     GNMA 12.00%         800,000        763,774
Ryan Mortgage IV - 4           Mar. 28, 1994     100.00%     FNMA 10.00%         400,000        468,264
CMIT Series 7                  Mar. 30, 1994     100.00%     GNMA 9.50%          800,000        845,328
FHLMC REMIC 4-R                Apr. 21, 1994     52.593%     FHLMC 10.5%       2,550,000      1,720,969
CMSC Series 1988-14             July 5, 1994     100.00%    FHLMC 10.60%       2,100,000      2,073,942
Mortgage Capital 6C            July 22, 1994     100.00%     GNMA 11.00%       1,350,000      1,377,109
Drexel Burnham Series N        Sept. 3, 1994     50.00%      FNMA 10.50%         611,326        450,877
FHLMC Series 150               Sept. 16, 1994    100.00%     FHLMC 9.50%       1,350,000        964,622
FHLMC Series 118               Sept. 27, 1994    100.00%     FHLMC 9.50%         725,000        525,066
FNMA Trust 88-19               Oct. 17, 1994     74.40%      FNMA 9.50%        1,227,600      1,062,000
Drexel Burnham Trust D         Nov. 10, 1994    12.6305%     FHLMC 9.50%         235,000        262,370
E.F. Hutton III 87-1           Nov. 10, 1994    37.6143%     GNMA 12.13%       1,222,225      1,147,184
E.F. Hutton Trust 1               Various        99.965%     GNMA 10.00%         141,951        142,995
Merrill Lynch Trust 7          Nov. 17, 1994      8.96%     FHLMC 11.00%         208,000        212,833
FHLMC REMIC 7                  Nov. 23, 1994     10.00%      FHLMC 9.50%         165,000        140,753
FBMS II 1987-4 Class 2         Nov. 30, 1994     100.00%    Whl.Loan 9.5%        275,000        298,524
L.F. Rothschild Series 3       Nov. 30, 1994     20.90%      GNMA 10.00%           5,539        (6,157)
Pacific Coll. Mtg. Trust 2     Nov. 30, 1994      7.50%     FHLMC 10.00%          25,000         34,744
Leader Funding 1                  Various        79.50%     FHLMC 10.00%         628,308        949,736
Ryland Acceptance 38              Various        66.99%     FHLMC 10.10%         301,950        448,177
FHLMC REMIC 105-R              Jan. 17, 1995    69.6706%     FHLMC 9.50%       1,672,093        887,208
Ryland Acceptance 62              Various        69.995%     GNMA 10.00%         691,366        659,147
Ryland Acceptance 74            Feb. 8, 1995     23.664%     GNMA 10.50%         466,104        403,862
Ryland Acceptance 75            Feb. 8, 1995     35.997%     GNMA 9.50%          472,337        674,249
FHLMC REMIC 111-R              Mar. 27, 1995     100.00%     FHTPM 9.50%         860,000        589,462
FHLMC REMIC 5-R                April 26, 1995    50.00%      FHLMC 9.50%       1,450,000      1,209,627
FNMA REMIC 90-13               April 26, 1995    100.00%     FNMA 9.00%           95,000         75,394
Merrill Lynch Trust 37          May 2, 1995     34.6666%     GNMA 10.00%         988,000        900,675
FNMA REMIC 88-22               Aug. 25, 1995     40.00%      FNMA 9.50%          994,792      1,013,222
                                                                           ----------------------------
    Total                                                                    $34,634,692    $23,884,437
                                                                           ============================

     Because only minimal additional cash receipts are anticipated from FNMA REMIC 92-G64 R and 92-G64 R and they are expected to have taxable income in the future, the Company has adjusted the carrying values to reflect an estimate of the inducement payment required to dispose of these investments. The Company has not made any provision for future tax liabilities arising from these investments because it anticipates having sufficient resources to continue making distributions sufficient to continue qualifying as a REIT. In the quarter ended June 30, 1995, FHLMC REMIC 1332-R was disposed of at a cost of $375,000.

     During the nine months ended September 30,1995 the Company sold some of its Mortgage Derivative and Other Investments as follows:

RESIDUAL SERIES                          SALES PRICE         COST        GAIN OR (LOSS)
----------------------------------------------------------------------------------------
Kidder Peabody Trust 3                     $  130,226      $    3,562        $  126,664
Kidder Peabody Trust 1                        857,143         210,549           646,594
Merrill Lynch Trust 8-R                     2,479,091       1,324,737         1,154,354
Oxford Acceptance 3D                        3,101,852       1,776,245         1,325,607
FHLMC REMIC 1332-R                           (375,000)              0          (375,000)
Pine Street Associates                          7,336               0             7,336
----------------------------------------------------------------------------------------
Total                                      $6,200,648      $3,315,093        $2,885,555
========================================================================================

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

Note 8. - Fair Value of Investments

     In accordance with FASB-107, the Company must disclose the fair value of financial instruments for which it is practicable to estimate that value. Due to the complex nature of CMO structures, every CMO investment and, in particular, every CMO Residual has a unique risk/return profile. Not only do CMO structures vary significantly from issuance to issuance, but the individual mortgage loans underlying the mortgage certificate collateral for one CMO issuance are separate and distinct from those underlying the mortgage certificate collateral of another CMO issuance. As a result, these investments are very illiquid and there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. Accordingly, the estimates of fair value have been determined by the Company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value. The estimates of fair value presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimates of fair value.

     The Company has disclosed in Note 3 the fair value of the GNMA Certificates based on market prices for comparable instruments as of September 30, 1995. However, the Company is unable to sell the GNMA Certificates and therefore realize any gain until the Bonds which are collateralized by the certificates either mature or are called in accordance with the underlying bond indenture. For purposes of determining fair value of the GNMA Certificates, the Company uses the cash flows from GNMA Certificates net of bond interest expenses and related trustee expenses. The Company includes in its net cash flows an assumption of redemption of the Series at the earliest available stated redemption date with an assumed sale of the GNMA Certificates at a current market price. The net cash flows also assume annual expenses of $175,000 for the three Series for trustee, auditing, administration and legal expenses. These cash flows are discounted at a fair value rate of 20%. The 20% discount rate is the rate quoted by several market makers for valuing similar securities. The following table gives the pertinent fair value assumptions used in forecasting the cash flows as of September 30, 1995:

BOND SERIES                 COLLATERAL     PSA *       FAIR VALUE
-----------------------------------------------------------------
Series 1984-2               GNMA 8.00%      178%         $166,775
Series 1984-3               GNMA 9.00%      243%           54,432
Series 1984-4              GNMA 11.00%      270%          275,651
                                                    -------------
     Total Fair Value                                    $496,858
                                                    =============

* Average PSA projection for similar collateral from various dealers.
Source:  Bloomberg September 30, 1995.

     The Company's methodology and fair value estimates for its mortgage derivative investments, including CMO Residuals and REMIC Residuals are discussed in Note 7. The Company has used available market information as of September 30, 1995 and has concluded that the fair value of the mortgage derivative investments at that date was approximately $2,374,000 in excess of amortized cost. The Company estimated the prospective yield on these investments for 1995 to be approximately 21.5% per annum.

Note 9. - Excess Inclusion Income

     Ownership by the Company of residual interests in REMICs may adversely affect the federal income taxation of the Company and of stockholders to the extent those residual interests generate "excess inclusion income."
The Company's excess inclusion income during a calendar quarter generally will equal the excess of its taxable income from residual interests in REMICs over its "daily accruals" with respect to those residual interests for the calendar quarter. The daily accruals are calculated by multiplying the adjusted issue price of the residual interest by 120% of the long-term federal interest rate in effect on the REMIC's startup date. It is possible that the Company will have excess inclusion income without associated cash. In taxable years in which the Company has both a net operating loss and excess inclusion income, it will still have to report taxable income equal to its excess inclusion income. In order to maintain its REIT status, the Company will be required to distribute at least 95% of its taxable income, even if its taxable income is comprised exclusively of excess inclusion income and otherwise it has a net operating loss.

     In General, each stockholder is required to treat the stockholder's allocable share of the portion of the Company's excess inclusions that is not taxable to the Company as an excess inclusion received by each stockholder. Excess inclusion income will constitute unrelated business taxable income for tax-exempt entities and may not be used to offset deductions or net operating losses from other sources for most other taxpayers.

     The Company is estimating that it may have excess inclusion income in 1995 of between $1,460,000 and $4,000,000 from its investments in REMIC residual interests. The Company intends to make distributions to its stockholders on a basis that will allow the Company to satisfy the distribution requirements consistent with maintaining its REIT status, however, if due to cash flow shortfalls, the Company is unable to meet these requirements, the Company may decide to terminate its REIT status.
If the Company should not qualify as a REIT in any tax year, it would be taxed as a regular domestic corporation and, among other consequences, distributions to the Company's stockholders would not be deductible by the company in computing its taxable income. Any such tax liability could be substantial and would reduce the amount of cash available for distributions to the Company's stockholders.

Note 10. - Other Investments

     At September 30, 1995 Other Investments consists of $4,000,000 face value of 6.5% U. S. Treasury Notes due August 15, 2005 and an interest in Bennett/Lawrence Partners, L.P., an investment fund. This interest was purchased January 4, 1994 for $750,000 and has a fair value of $1,196,475 at September 30, 1995.

Note 11. - Short-Term Debt

     At September 30, 1995 the Company owed $16,062,431 under 24 repurchase agreements. These borrowings had initial terms of one month and are renewed on a month-to-month basis. The interest rate on these borrowings at September 30, 1995 was 6.175%. The debt is collateralized by some of the Company's mortgage derivative investments.

Note 12. - Consulting Agreement

     Under the terms of a consulting agreement with Page Mill Asset Management, the Company pays a monthly fee of $10,000 plus an incentive management fee. The incentive management fee is equal to 25% of the amount, if any, by which the annual consolidated taxable income of the group, before payment of any incentive fee to Page Mill, net operating loss deductions arising from prior periods' losses and special Internal Revenue Code deductions pertaining to real estate investment trusts, plus certain other adjustments in accordance with generally accepted accounting principles, exceeds the amount necessary to provide an annualized return on equity equal to 1% over the average ten-year U.S. Treasury rate for the year. Under this agreement, the Company has recorded expense in the nine months ended September 30, 1995 of $90,000 for the monthly management fee. In the nine months ended September 30, 1995 incentive management fee of $1,184,523, of which $194,523 was accrued represents an adjustment of the 1994 fee based on finalization of taxable income for 1994. The Company recorded expense in the nine months ended September 30, 1994 of $90,000 and $294,323 for the monthly and incentive management fees, respectively. Taxable income cannot be precisely determined until the tax return is filed for the year.

     The Company is managed by the Board of Directors. The day-to-day administrative affairs of the Company are managed, subject to the supervision of the Board of Directors, under an Administration Agreement with TIS Asset Management, Inc. This agreement provides for a monthly fee of $16,000 for administrative services which cost is divided among the affiliated companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 Compared to 1994
-----------------------------------------------------
     Net income for the nine months ended September 30, 1995 amounted to $3,610,280. This compares to net income of $271,461 for the nine months ended September 30, 1994. The greatly improved operating results were brought about by a number of factors.

     Interest from GNMA Certificates is a declining amount based on the principal amount outstanding, which has been declining due to scheduled amortization and prepayments of the underlying mortgage loans. In 1995, the weighted average interest rate on the GNMA Certificates was 9.005% as compared to 8.956% in 1994. Similarly, interest expense on Bonds declines from year to year in proportion to the declining principal amount outstanding. In 1995 the weighted average interest rate on the Bonds was 8.888% as compared to 8.847% in 1994. Therefore, the net interest margin (interest from GNMA Certificates less interest on Bonds) remained essentially constant between the two years, and has declined only because of principal payments. Amortization of Discount on the GNMA Certificates, Bond Discount and Bond Issuance Costs also declines from year to year because of the declining principal amount outstanding. However, amortizations are computed using the interest method over the stated maturity of the Certificates or Bonds with the result that amortization is not directly proportional to the principal amounts outstanding.

     The reserve for loss on GNMA obligations is adjusted quarterly for two factors: (1) the reserve is reduced on a straight-line basis in proportion to the decline is principal amount of Certificates outstanding resulting in the income item captioned Adjustment of Reserve for Loss and
(2) the reserve is adjusted up or down to bring the net carrying value of the GNMA obligations to fair value based on current prepayment assumptions; this adjustment is captioned Valuation Reserve Provision.

     Income from Mortgage Derivative Investments increased to $4,173,207 in 1995 from $1,940,686 in 1994 because the amount of such investments essentially doubled in 1995. The average of quarter-end carrying values of Mortgage Derivative Investments during the period in 1995 was $24,532,000 as compared to $12,837,000 in 1994. In 1995 gains from the sale of Mortgage Derivative and Other Investments were $2,885,555 as shown in Note 7.

     1994 results include a gain of $4,500,169 from the sale of the Series A GNMA Certificates. Partially offsetting this gain is a extraordinary loss of $2,250,778 from the redemption of the related Bonds.

     Operating expenses for the nine months ended September 30, 1995 totaled $2,746,440 as compared to $1,370,223 in the prior year. The most significant elements contributing to this increase are interest on short-term debt, all of which is related to the purchase of Mortgage Derivative Investments, and accrual of an incentive management fee based on an estimate of taxable income for the year. Professional fees were reduced in 1995 by the deferral of certain legal and accounting fees.

Three Months Ended September 30, 1995 Compared to 1994
------------------------------------------------------
     Net income for the three months ended September 30, 1995 amounted to $2,182,142. This compares to a net loss of $1,009,530 for the three months ended September 30, 1994.

     As described above, interest from GNMA Certificates and interest expense on Bonds declines in direct proportion to the principal amounts outstanding. Amortization of Discount and Bond Issuance Costs also declines as the principal amounts outstanding were reduced. The basis for the amounts shown as Valuation Reserve Provision and Adjustment of Reserve for Loss is described above.

     Income from Mortgage Derivative Investments increased to $1,436,444 in 1995 from $770,508 in 1994 because the amount of such investments essentially doubled in 1995. The average of quarter-end carrying values of Mortgage Derivative Investments during the period in 1995 was $25,769,000 as compared to $15,093,000 in 1994. In 1995 gains from the sale of Mortgage Derivative and Other Investments were $2,885,555, most of which occurred in the third quarter.

     Operating expenses for the three months ended September 30, 1995 totaled $1,527,154 as compared to $376,747 in the prior year. The most significant elements contributing to this increase are interest on short-term debt, all of which is related to the purchase of Mortgage Derivative Investments, and accrual of an incentive management fee based on an estimate of taxable income for the year. Professional fees were reduced in 1995 by the deferral of certain legal and accounting fees.

     On September 11, 1995 the Company declared a distribution of $0.20 per share, payable on October 16, 1995 to shareholders of record as of September 29, 1995.

                      LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operations of the Company totaled $198,027 for the nine months ended September 30, 1995 and $4,313,535 for the nine months ended September 30, 1994. Cash and cash equivalents of the Company increased during the first nine months of 1995 by $2,045,852 but decreased $3,787,969 in the first nine months of 1994. The most significant element in the improved cash flow relates to cash received from the sales of certain Mortgage Derivative Investments.

     The Company had total assets of $197.6 million at September 30, 1995. At that date GNMA Certificates collateralizing the Bonds comprised $159.7 million of the assets and deferred issuance costs accounted for $1.1 million of the assets. Mortgage Derivative Investments accounted for $23.9 million of the assets.

     The Company had no capital expenditures in the quarter ended September 30, 1995.

PART II - OTHER INFORMATION
---------------------------

Item 4.   Results of Votes of Security Holders
          ------------------------------------
          Not Applicable

Item 5.   Other Information
          -----------------
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          On August 29, 1995 the Company filed Form 8-K reporting the resignation of the Company's certifying account, Deloitte & Touche LLP.

          On October 13, 1995 the Company filed Form 8-K reporting the appointment of Coopers & Lybrand LLP as independent auditors for the fiscal year ending December 31, 1995.



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


                         By:  /s/ John E. Castello
                             -------------------------------------
                               John E. Castello
                               Assistant Secretary and
                               Principal Accounting Officer

Dated:    November 10, 1995